Form 10-Q
period 1996-12-28
PRINTPACK INC
filed 1997-02-11
CIK 202930

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 28, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                   ------   ------

                            Commission file number
                        -----------------------------

                                PRINTPACK, INC.
            (Exact name of registrant as specified in its charter)

                  Georgia                                 58-0673779
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                           4335 Wendell Drive, S.W.
                            Atlanta, Georgia 30336

                                (404) 691-5830
             (Registrant's telephone number, including area code)

                                Not applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----  ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total number of shares of outstanding stock (net of shares held in treasury) as of December 28, 1996

                    Common stock.................4,218,560

================================================================================

                               PRINTPACK, INC.
                                    INDEX



Part I.         FINANCIAL INFORMATION:

                Item 1.  Financial Statements:

                Balance Sheets at
                         December 28, 1996 and September 28, 1996

                Statements of Operations
                         for the 26 weeks ended
                         December 28, 1996 and December 23, 1995

                Statements of Operations
                         for the 13 weeks ended December 28, 1996
                         and December 23, 1995

                Statements of Cash Flows
                         for the 26 weeks ended December 28, 1996
                         and December 23, 1995

                Notes to Financial Statements

                Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations

Part II.        OTHER INFORMATION:

                Item 3.  Exhibit

                Signatures

                Exhibit 27-1 Financial Data Schedule

                                PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                                             June 29,        December 28,
                                                                                              1996               1996
                                                                                             ----------------------------
                                                                                                     (in thousands)

                           ASSETS
Current assets
  Cash and cash equivalents                                                                  $    242            $    456
  Trade accounts receivable, less allowance for doubtful accounts of $286 and $713             35,742              71,815
  Inventories                                                                                  34,831              94,771
  Prepaid expenses and other current assets                                                    10,348              24,364
  Net assets held for sale                                                                      ---                15,000
  Deferred income taxes                                                                         1,844               1,068

                                                                                             ----------------------------
     Total current assets                                                                      83,007             207,473
                                                                                             ----------------------------

Property, plant and equipment, net                                                            137,628             382,572
Intangibles, less accumulated amortization of $1,301 and $2,540                                   617              54,459
Other assets                                                                                    9,270              33,092
Deferred income taxes                                                                             747                ---

                                                                                             ----------------------------
                                                                                             $231,269            $677,597
                                                                                             ============================

                  LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accounts payable and accrued expenses                                                      $ 26,539            $ 72,062
  Accrued severance and restructuring costs                                                     5,986              27,561
  Accrued salaries, wages, benefits and bonuses                                                 6,967              11,268
  Current maturities of long-term debt                                                         30,625              14,555
  Short-term borrowings under lines of credit                                                   5,504                ---

                                                                                             ----------------------------
     Total current liabilities                                                                 75,621             125,446
                                                                                             ----------------------------

Long-term debt                                                                                110,625             519,000
Subordinated debt                                                                              10,384              10,384
Other long-term liabilities                                                                    21,179              26,165
Deferred income taxes                                                                            ---                2,882

                                                                                             ----------------------------
     Total liabilities                                                                        217,809             683,877
                                                                                             ----------------------------

Shareholders' equity
  Common stock, no par value, 5,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                             1,017               1,017
  Additional paid in capital                                                                    9,302               9,302
  Retained earnings (accumulated deficit)                                                       3,141             (16,599)

                                                                                             ----------------------------
     Total shareholders' equity (deficiency)                                                   13,460              (6,280)
                                                                                             ----------------------------

Commitments and contingencies                                                                    ---                 ---
                                                                                             ----------------------------
                                                                                             $231,269            $677,597
                                                                                             ============================


         The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                        26 Weeks         26 Weeks
                                                                          Ended            Ended
                                                                      December 23,     December 28,
                                                                          1995             1996
                                                                     -------------------------------
                                                                     (in thousands)   (in thousands)
Net sales                                                                 $212,648        $ 351,610
Cost of goods sold                                                         177,697          310,506
Amortization of purchase price allocated to inventory                        ---              7,296
Acquired parts inventory write-off                                           ---              6,670
                                                                          -------------------------

Gross margin                                                                34,951           27,138
Selling, administrative and research and development expenses               23,862           30,719
Restructuring charges                                                           48            ---
Amortization of intangible assets                                               84            1,239
                                                                          -------------------------

Income (loss) from operations                                               10,958           (4,820)
Other (income) expense
  Interest expense                                                           5,132           19,514
  Undistributed loss from equity investment                                    571              543
  Other, net                                                                  (449)            (444)
                                                                          -------------------------

Income (loss) before provision for income taxes                              5,705          (24,433)
Provision (benefit) for income taxes                                           656           (6,265)
                                                                          -------------------------

Income (loss) before extraordinary item                                      5,048          (18,168)

Extraordinary item --- Loss on early extinguishment of debt (net
  of income tax benefit of $999)                                             ---              1,631
                                                                          -------------------------
Net income (loss)                                                         $  5,048        $ (19,799)
                                                                          =========================

Net income (loss) per common share                                                        $   (4.69)

Weighted average number of shares outstanding used in
  calculation of net income per common share                                              4,218,560



          The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                    13 Weeks        13 Weeks
                                                                     Ended            Ended
                                                                  December 23,    December 28,
                                                                      1995            1996
                                                                 ------------------------------
                                                                 (in thousands)  (in thousands)
Net sales                                                            $105,530        $ 200,822
Cost of goods sold                                                     88,242          180,324
Amortization of purchase price allocated to inventory                   ---              3,648
Acquired parts inventory write-off                                      ---              6,670
                                                                     -------------------------

Gross margin                                                           17,288           10,180
Selling, administrative and research and development expenses          12,364           15,517
Amortization of intangible assets                                          42              932
                                                                     -------------------------

Income (loss) from operations                                           4,882           (6,269)
Other (income) expense
  Interest expense                                                      2,557           13,235
  Undistributed loss from equity investment                               278              311
  Other, net                                                             (773)            (219)
                                                                     -------------------------

Income (loss) before provision for income taxes                         2,820          (19,596)
Provision (benefit) for income taxes                                      111           (8,171)
                                                                     -------------------------

Net income (loss)                                                    $  2,709        $ (11,425)
                                                                     =========================

Net income (loss) per common share                                                   $   (2.71)

Weighted average number of shares outstanding used in
  calculation of net income per common share                                         4,218,560



          The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                26 Weeks         26 Weeks
                                                                 Ended            Ended
                                                              December 23,     December 28,
                                                                  1995             1996
                                                             --------------   -------------
                                                             (in thousands)   (in thousands)
Operating activities
  Net income (loss)                                              $  5,048        $(19,799)
  Depreciation and amortization                                    11,769          23,786
  Amortization of purchase price allocated to inventory             ---             7,296
  Acquired parts inventory write-off                                ---             6,670
  Other                                                            (1,911)          5,674
                                                                 ------------------------

      Net cash provided by operating activities                    14,906          23,627

                                                                 ------------------------

Investing activities
  Purchases of property, plant and equipment                      (14,164)        (10,613)
  Proceeds from sale of property, plant and equipment                  23             189
  Payment for purchase of JR Flexible                               ---          (369,775)

                                                                 ------------------------
      Net cash used in investing activities                       (14,141)       (380,199)

                                                                 ------------------------
Financing activities
  Principal payments on long-term debt                               (350)       (154,013)
  Proceeds from issuance of long-term debt                          ---           470,000
  Proceeds from borrowings under revolving credit facility          ---            20,000
  Proceeds from borrowing under receivable securization
    facility                                                        ---            41,000
  Net repayments on lines of credit                                 ---            (2,949)
  Debt prepayment premiums and debt issuance costs                  ---           (17,252)

                                                                 ------------------------
      Net cash provided by (used in) financing activities            (350)        356,786

                                                                 ------------------------
Increase in cash and cash equivalents                                 415             214
Cash and cash equivalents, beginning of period                      3,748             242

                                                                 ------------------------
Cash and cash equivalents, end of period                         $  4,163        $    456
                                                                 ========================




          The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               DECEMBER 28, 1996


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 24, 1995 and June 29, 1996 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. As described in the above noted financial statements, effective July 1996, a legal reorganization was consummated which involved the Company. As such, the Company's Shareholders' equity has been presented to reflect the reorganization. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the three-month and six-month periods ended September 28, 1996 and December 28, 1996, respectively, are not necessarily indicative of the results to be expected for the full fiscal year.

2.  ACQUISITION

     The accompanying unaudited interim financial statements include certain assets and liabilities and operating results of certain operations acquired from James River Corporation of Virginia's ("James River") Flexible Packaging Business ("JR Flexible") as of August 22, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of approximately $376 million includes approximately $10 million of severance and other exit costs primarily associated with the announced closing of the San Leandro and Dayton plants, and approximately $1 million in other acquisition costs, and has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The purchase price was allocated as follows:


       Working capital, other than cash.............  $ 74,129
       Property, plant, and equipment...............   257,137
       Goodwill.....................................    28,586
       Other intangibles............................    26,500
       Other liabilities assumed....................   (10,123)
                                                      --------

       Purchase price net of cash received..........  $376,229
                                                      ========


     This allocation has resulted in goodwill of approximately $28.6 million and other intangibles of approximately $26.5 million, which are being amortized on a straight-line basis over 15 years.

     Accruals related to the announced closure of the two plants represent Company management's best estimate of the anticipated costs to be incurred. Additional costs, if any, associated with the closure of these plants will be allocated to the purchase price. The current exit plans are expected to be completed by March 31, 1997. The net assets of these facilities are recorded as Net Assets Held for Sale in the Company's balance sheet.

     The operating results of the facilities being closed are included in the statement of operations and statement of cash flows presented for the 26 weeks ended December 28, 1996 from the date of acquisition and were not material to the Company's financial results for the period.

                                PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


     Pro forma results, as if the acquisition transaction occurred on July 1, 1995, are as follows:


                                                    26 Weeks        26 Weeks
                                                      Ended           Ended
                                                   December 23,    December 28,
                                                       1995            1996
                                                  -------------   -------------
                                                  (in thousands)  (in thousands)
Net Sales........................................   $454,976         $414,551
Loss before extraordinary item...................     (4,996)         (11,238)
Net Income (loss)................................     (4,996)         (12,869)


     The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period or of future results of the Company.

3.  INCOME TAXES

     Printpack's effective income tax rate exclusive of the one time charge described below was 23% for the 26 weeks ended December 28, 1996, compared to
36% for the 13 weeks ended December 28, 1996.   The increase in the effective
tax rate for the period was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $3.8 million, which is reflected in the results of operations for the 13 weeks ended September 28, 1996.

     The Company paid no income taxes during the six-month period ended December 28, 1996 due to the expected loss, and paid approximately $1.4 million of income taxes during the six-month period ended December 23, 1995.

4.  INVENTORIES

     Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.


Inventories are summarized as follows:

                                                                             June 29,      December 28,
                                                                               1996           1996
                                                                          -------------   -------------
                                                                          (in thousands)  (in thousands)
       Raw materials...................................................      $16,883        $ 36,940
       Work-in-process.................................................        6,769          12,081
       Finished goods..................................................       27,220          60,918
                                                                             -------        --------
                                                                              50,872         109,939
       Reduction to state inventories at last-in, first-out cost (LIFO)      (16,041)        (15,168)
                                                                             -------        --------
         Total inventories.............................................      $34,831        $ 94,771
                                                                             =======        ========

                                PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


     The purchase price allocation discussed in Note 2 resulted in finished goods inventory of $7.3 million. As this inventory was sold in the ten weeks subsequent to the acquisition, approximately half of this allocated amount was amortized in the thirteen weeks ended September 28, 1996 and half in the subsequent thirteen weeks.

     The purchase price allocation also resulted in maintenance materials and machine spare parts inventories of about $6.7 million. The Company, in accordance with its accounting policies, expenses these items when purchased and, consequently, has written-off this amount during the thirteen weeks ended December 28, 1996.

5.  CONTINGENCIES

     Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6.  DEBT AND EXTRAORDINARY ITEM

     During the first quarter of fiscal 1997, the Company completed a refinancing arrangement contemporaneously with the acquisition of certain manufacturing facilities from James River. This refinancing provided for the issuance of approximately $200 million senior subordinated notes bearing interest at 10 5/8% due 2006 and the issuance of approximately $100 million of senior notes bearing interest at 9 7/8% due 2004. In addition, the Company also received approximately $170 million from the proceeds of a term loan and established a revolving credit facility of approximately $105 million with a bank syndicate. To complete the financing of the transaction, the Company also entered into an asset-backed accounts receivable securitization arrangement and received approximately $23 million of proceeds from the initial borrowing under the arrangement. The Company received an additional $18 million of proceeds during the quarter ended December 28, 1996 under this arrangement.

     As a result of this debt restructuring, the Company incurred prepayment fees and recognized an extraordinary loss of approximately $1,631,000, net of applicable income tax benefit of $999,490, in the Company's results of operations for the six-month period ended December 28, 1996.

                                PRINTPACK, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis of the results of operations of Printpack for the 26 weeks and for the thirteen weeks ended December 28, 1996 is compared to the same time periods in 1995. The discussion and analysis of Printpack's financial condition compares its condition at December 28, 1996 to June 29, 1996. The periods prior to the acquisition of JR Flexible do not reflect the significant effects of either the acquisition or the financing activities necessary to consummate the acquisition.

RESULTS OF OPERATIONS

     Twenty-six weeks ended December 28, 1996 compared to December 23, 1995

        Net Sales.   Net sales increased $139.0 million or 65.4% to $351.6
million in 1996 from $212.6 million in 1995 due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was negligible. Price changes to customers during the period were insignificant.

        Gross Margin.   Cost of goods sold increased $132.8 million or 74.7% to
$310.5 million in 1996 from $177.7 million in 1995. Cost of goods sold increased to 88.3% of net sales in 1996 from 83.6% in 1995, primarily due to higher manufacturing costs in the plants acquired from JR Flexible. Additionally, parts of the acquisition purchase price were allocated to finished goods and to maintenance materials and machine spare parts inventory. As the acquired finished goods were sold over approximately ten weeks subsequent to the acquisition, the allocation in excess of its cost was amortized and recorded separately in the income statement. Such costs will not continue in subsequent periods. Printpack's historical accounting policy is to expense maintenance materials and machine spare parts when they are purchased and, consequently, this inventory was written-off in the twenty-six weeks ended 1996. There will be no future charges related to this inventory. Gross margin, consequently, decreased $7.8 million or 22.4% to $27.1 million in 1996 from $34.9 million in 1995.

        Operating Expenses.   Selling, administrative and research and
development expenses increased $6.9 million or 28.7% to $30.7 million in 1996 from $23.9 million in 1995, primarily due to additional personnel and related costs resulting from the acquisition. Selling, administrative and research and development expenses as a percentage of net sales declined to 8.7% in 1996 from 11.2% in 1995 as a result of additional sales from the acquisition.

        Certain Charges.   The interim financial results include certain assets
and liabilities and eighteen weeks of operating results of JR Flexible which was acquired on August 22, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of approximately $376 million includes approximately $10.0 million of severance and other exit costs primarily associated with the announced closing of the San Leandro and Dayton plants, and approximately $1.0 million in other acquisition costs, and has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation has resulted in goodwill of approximately $28.6 million and other intangibles of approximately $26.5 million which are being amortized on a straight-line basis over 15 years.

        Accruals related to the announced closure of the two plants represent management's best estimate of the anticipated costs to be incurred. Additional costs, if any, associated with the closure of these plants will be allocated to the purchase price for JR Flexible. The current exit plans are expected to be completed by March 31, 1997.

     The operating results of the JR Flexible facilities being closed are included in the statement of operations and statement of cash flows presented for the 26 weeks ended December 28, 1996 from the date of acquisition and were not material to the Company's financial results for the period.

     Operating Income. A loss from operations of $4.8 million was realized in 1996 compared to income from operations of $11.0 million in 1995. The decrease was due to lower gross margins, higher selling, administrative and research and development expenses and other acquisition related costs and charges, as described above.

     Other Income and Expense.   Interest expense increased $14.4 million
(282.3%) to $19.5 million in 1996 from $5.1 million in 1995 due to increased borrowings incurred in connection with the acquisition on August 22, 1996.

     An income tax benefit of $6.3 million was realized in 1996 compared to income tax expense of $.7 million in 1995. The effective income tax rate exclusive of the one time charge described below was 23% in 1996 compared to 12% in 1995. The increase in the effective tax rate was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $3.8 million, which is reflected in the results of operations for the 26 weeks ended December 28, 1996.

     In 1996 the Company incurred debt prepayment fees of $1.6 million, net of the applicable tax benefit, on its indebtedness refinanced in conjunction with the acquisition.

     Thirteen weeks ended December 28, 1996 compared to December 23, 1995

     Net Sales.   Net sales increased $95.3 million or 90.3% to $200.8 million in 1996 from $105.5 million in 1995 due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was negligible. Price changes to customers during the period were insignificant.

     Gross Margin.   Cost of goods sold increased $92.1 million or 104.4% to
$180.3 million in 1996 from $88.2 million in 1995. Cost of goods sold increased to 89.8% of net sales in 1996 from 83.6% in 1995, primarily due to higher manufacturing costs in the plants acquired from JR Flexible. Additionally, parts of the acquisition purchase price were allocated to finished goods and to maintenance materials and machine spare parts inventory. As the acquired finished goods were sold over approximately ten weeks subsequent to the acquisition, the allocation in excess of its cost was amortized and recorded separately in the income statement. Such costs will not continue in subsequent periods. Printpack's historical accounting policy is to expense maintenance materials and machine spare parts when they are purchased and, consequently, this inventory was written-off in the thirteen weeks ended 1996. There will be no future charges related to this inventory. Gross margin, consequently, decreased $7.1 million or 41.1% to $10.2 million in 1996 from $17.3 million in 1995.

     Operating Expenses.   Selling, administrative and research and development
expenses increased $3.1 million or 25.5% to $15.5 million in 1996 from $12.4 million in 1995, primarily due to additional personnel and related costs resulting from the acquisition. Selling, administrative and research and development expenses as a percentage of net sales declined to 7.7% in 1996 from 11.7% in 1995 as a result of additional sales from the acquisition.

     Operating Income.   A loss from operations of $6.3 million was realized in
1996 compared to income from operations of $4.9 million in 1995. The decrease was due to lower gross margins, higher selling, administrative and research and development expenses and other acquisition related costs and charges, as described above.

     Other Income and Expense.   Interest expense increased $10.7 million
(417.6%) to $13.2 million in 1996 from $2.6 million in 1995 due to increased borrowings incurred in connection with the acquisition on August 22, 1996.

     An income tax benefit of $8.2 million was realized in 1996 compared to income tax expense of $.1 million in 1995. The effective income tax rate was 36% in 1996 compared to 4% in 1995. The increase in the effective tax rate was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $23.7 million in 1996 compared to $14.9 million in 1995. The net loss in 1996, after adding back depreciation and amortization of $23.8 million, inventory amortization of $7.3 million and inventory write-offs of $6.7 million, provided $14.7 million in cash compared to $16.7 million in 1995. An additional $5.7 million in 1996, primarily from working capital reductions, was provided compared to a use of $1.9 million in 1995. Depreciation and amortization for the thirteen weeks ended December 28, 1996 were $14.5 million.

     Capital expenditures were $10.6 million in 1996 compared to $14.2 million in 1995, excluding the acquisition of JR Flexible, for which the finalized payment was $369.8 million. Management estimates its maintenance capital expenditures for fiscal 1997 will be approximately $15 million and total capital expenditures will approximate $45 million.

     Financing activities in 1995 were negligible but were substantial in 1996 in connection with the acquisition. $154.0 million of principal was repaid, along with $17.3 million in prepayment premiums and issuance costs, from the proceeds of $470 million of senior and senior subordinated notes, $20 million in a revolving credit facility and $41 million in a receivable securitization facility. Total outstanding debt at December 28, 1996 of approximately $543.9 million included $231 million of floating rate and $312.9 million of fixed rate obligations. At December 28, 1996 the Company had approximately $94 million available for borrowings under its credit agreements.

     The Company's primary liquidity needs are for capital expenditures, debt service and working capital and its primary sources of liquidity are cash flows from operations and borrowings under its existing bank credit facilities. The Company uses borrowings under its bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for liquidity for at least the next twelve months.