Form 10-Q
period 1997-03-29
PRINTPACK INC
filed 1997-05-13
CIK 202930

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                    FORM 10-Q
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          -----------  ------------
                          Commission file number 1-9118

                                ----------------

                                 PRINTPACK, INC.
             (Exact name of registrant as specified in its charter)

                   Georgia                              58-0673779
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

                4335 Wendell Drive, S.W., Atlanta, Georgia 30336
               (Address of principal executive offices) (Zip Code)

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

Total number of shares of outstanding stock (net of shares held in treasury) as of March 29, 1997:

             Common stock.................................4,218,560


================================================================================

                                PRINTPACK, INC.
                                    INDEX


PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

         Balance Sheets at
                 March 29, 1997 and June 29, 1996

         Statements of Operations
                 for the 39 weeks ended
                 March 29, 1997 and March 23, 1996

         Statements of Operations
                 for the 13 weeks ended
                 March 29, 1997 and March 23, 1996

         Statements of Cash Flows
                 for the 39 weeks ended
                 March 29, 1997 and March 23, 1996

         Statement of Changes in Shareholders' Equity
                 For the 39 weeks ended March 29, 1997

         Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION:

         Item 6. Exhibit

         Signatures

         Exhibit 27 Financial Data Schedule

                                 PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                                           JUNE 29,         MARCH 29,
                                                                                             1996             1997
                                                                                        -------------------------------
                                                                                                (IN THOUSANDS)

                                     ASSETS

Current assets
  Cash and cash equivalents                                                             $          242   $          351
  Trade accounts receivable, less allowance for doubtful accounts of $286 and $713              35,742           71,720
  Inventories                                                                                   34,831           96,778
  Prepaid expenses and other current assets                                                     10,348           26,776
  Net assets held for sale                                                                        ----           15,000
  Deferred income taxes                                                                          1,844            2,141

                                                                                        --------------   --------------
     Total current assets                                                                       83,007          212,766

Property, plant and equipment, net                                                             137,628          374,729
Intangibles, less accumulated amortization of $1,301 and $3,541                                    617           53,850
Other assets                                                                                     9,270           31,979
Deferred income taxes                                                                              747             ----

                                                                                        --------------   --------------
                                                                                        $      231,269   $      673,324
                                                                                        ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                 $       26,539   $       50,490
  Accrued severance and restructuring costs                                                      5,986           21,053
  Accrued salaries, wages, benefits and bonuses                                                  6,967           13,417
  Current maturities of long-term debt                                                          30,625           20,387
  Short-term borrowings under lines of credit                                                    5,504             ----

                                                                                        --------------   --------------
     Total current liabilities                                                                  75,621          105,347

Long-term debt                                                                                 110,625          331,000
Subordinated long-term debt                                                                     10,384          210,344
Other long-term liabilities                                                                     21,179           25,109
Deferred income taxes                                                                             ----            3,873

                                                                                        --------------   --------------
     Total liabilities                                                                         217,809          675,673
                                                                                        --------------   --------------

Shareholders' equity
  Common stock, no par value, 5,000,000 shares authorized, 4,218,560
     shares issued and outstanding                                                               1,011            1,011
  Additional paid-in capital                                                                       413            4,904
  Retained earnings (accumulated deficit)                                                       12,036           (8,264)

                                                                                        --------------   --------------
     Total shareholders' equity (deficiency)                                                    13,460           (2,349)
                                                                                        --------------   --------------

Commitments and contingencies                                                                     ----             ----
                                                                                        --------------   --------------
                                                                                        $      231,269   $      673,324
                                                                                        ==============   ==============



   The accompanying notes are an integral part of the financial statements.

                                                                                           39 WEEKS          39 WEEKS
                                                                                             ENDED            ENDED
                                                                                           MARCH 23,        MARCH 29,
                                                                                             1996             1997
                                                                                        -------------------------------
                                                                                        (IN THOUSANDS EXCEPT SHARE DATA)

Net sales                                                                               $      313,821   $      561,004
Cost of goods sold                                                                             261,930          489,584
Amortization of purchase price allocated to inventory                                              ---            7,296
Acquired parts inventory write-off                                                                 ---            6,670
                                                                                        --------------   --------------

Gross margin                                                                                    51,891           57,454
Selling, administrative and research and development expenses                                   34,285           47,391
Restructuring charges                                                                               48              ---
Severance expense                                                                                6,355              ---
Amortization of intangible assets                                                                  127            2,240
                                                                                        --------------   --------------

Income from operations                                                                          11,076            7,823
Other (income) expense
  Interest expense                                                                               7,727           32,850
  Undistributed loss from equity investment                                                        846              627
  Other, net                                                                                       (26)             230
                                                                                        --------------   --------------

Income (loss) before provision for income taxes                                                  2,529          (25,886)
Provision (benefit) for income taxes                                                               478           (5,810)
                                                                                        --------------   --------------

Income (loss) before extraordinary item                                                          2,051          (20,076)

Extraordinary item --- Loss on early extinguishment of debt (net
  of income tax benefit of $999)                                                                   ---            1,631
                                                                                        --------------   --------------

Net income (loss)                                                                       $        2,051   $      (21,707)
                                                                                        ==============   ==============

Net loss per common share                                                                                $        (5.15)

Weighted average number of shares outstanding used in
  calculation of net income per common share                                                                  4,218,560


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                                           13 WEEKS         13 WEEKS
                                                                                            ENDED            ENDED
                                                                                           MARCH 23,        MARCH 29,
                                                                                             1996             1997
                                                                                        -------------------------------
                                                                                       (IN THOUSANDS EXCEPT SHARE DATA)

Net sales                                                                               $      101,173   $      209,394
Cost of goods sold                                                                              84,233          179,078
                                                                                        --------------   --------------

Gross margin                                                                                    16,940           30,316
Selling, administrative and research and development expenses                                   10,424           16,672
Severance expense                                                                                6,355              ---
Amortization of intangible assets                                                                   42            1,002
                                                                                        --------------   --------------

Income from operations                                                                             119           12,642
Other expense
  Interest expense                                                                               2,595           13,336
  Undistributed loss from equity investment                                                        275               84
  Other, net                                                                                       424              675
                                                                                        --------------   --------------

Loss before provision for income taxes                                                          (3,175)          (1,453)
Provision (benefit) for income taxes                                                              (178)             455
                                                                                        --------------   --------------

Net Loss                                                                                $       (2,997)  $       (1,908)
                                                                                        ==============   ==============


Net loss per common share                                                                                $        (0.45)

Weighted average number of shares outstanding used in
  calculation of net income per common share                                                                  4,218,560


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                           39 WEEKS          39 WEEKS
                                                                                            ENDED             ENDED
                                                                                           MARCH 23,         MARCH 29,
                                                                                             1996              1997
                                                                                        --------------   --------------
                                                                                        (IN THOUSANDS)   (IN THOUSANDS)

Operating activities
  Net income (loss)                                                                     $        2,051   $      (21,707)
  Depreciation and amortization                                                                 18,080           37,808
  Amortization of purchase price allocated to inventory                                            ---            7,296
  Acquired parts inventory write-off                                                               ---            6,670
  Other                                                                                         (3,607)         (19,179)
                                                                                        --------------   --------------

      Net cash provided by operating activities                                                 16,524           10,888
                                                                                        --------------   --------------

Investing activities
  Purchases of property, plant and equipment                                                   (19,935)         (17,519)
  Proceeds from sale of property, plant and equipment                                               23            1,897
  Payment for purchase of JR Flexible                                                              ---         (369,775)
                                                                                        --------------   --------------

      Net cash used in investing activities                                                    (19,912)        (385,397)
                                                                                        --------------   --------------

Financing activities
  Principal payments on long-term debt                                                          (5,975)        (158,013)
  Proceeds from issuance of long-term debt                                                         ---          470,000
  Proceeds from borrowings under revolving credit facility                                      30,000           35,000
  Proceeds from borrowing under receivable securization
    facility                                                                                       ---           46,000
  Net repayments on lines of credit                                                                ---           (1,117)
  Debt prepayment premiums and debt issuance costs                                                 ---          (17,252)
  Dividends paid                                                                               (22,923)             ---
                                                                                        --------------   --------------

      Net cash provided by financing activities                                                  1,102          374,618
                                                                                        --------------   --------------

(Decrease) increase in cash and cash equivalents                                                (2,286)             109
Cash and cash equivalents, beginning of period                                                   3,748              242
                                                                                        --------------   --------------

Cash and cash equivalents, end of period                                                $        1,462   $          351
                                                                                        ==============   ==============



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE 39 WEEKS ENDED MARCH 29, 1997


                                                                                       RETAINED
                                                                       ADDITIONAL      EARNINGS
                                                         COMMON         PAID-IN      (ACCUMULATED           TOTAL
                                                         STOCK          CAPITAL         DEFICIT)       EQUITY DEFICIENCY
                                                     --------------------------------------------------------------------
                                                                            (IN THOUSANDS)

Balance as of June 29, 1996                          $      1,011    $        413    $     12,036    $     13,460

Net loss                                                                                  (21,707)        (21,707)

Adjustment to reflect prior year tax benefit
  from losses of United Kingdom affiliate                                                   1,407           1,407

Shareholder contributions                                                   4,491                           4,491
                                                     ------------    ------------    ------------    ------------

Balance as of March 29, 1997                         $      1,011    $      4,904    ($     8,264)   ($     2,349)
                                                     ============    ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 29, 1997



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 24, 1995 and June 29, 1996 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. As described in the above noted financial statements, effective July 1996, a legal reorganization was consummated which involved the Company. As such, the Company's shareholders' equity has been presented to reflect the reorganization. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the13 week and 39 week periods ended March 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the June 29, 1996 financial statements have been reclassified to conform to the current year presentation.

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

         Working capital, other than cash ............   $  74,129
         Property, plant, and equipment ..............     257,137
         Goodwill ....................................      28,586
         Other intangibles ...........................      26,500
         Other liabilities assumed ...................     (10,123)
                                                         ---------
         Purchase price net of cash received .........   $ 376,229
                                                         =========

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

         The operating results of the facilities being closed are included in the statement of operations and statement of cash flows presented for the 39 weeks ended March 29, 1997 from the date of acquisition and were not material to the Company's financial results for the period.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


         Pro forma results, as if the acquisition transaction occurred on July 1, 1995, are as follows:

                                                       39 Weeks       39 Weeks
                                                        Ended          Ended
                                                       March 23,      March 29,
                                                         1996           1997
                                                    (in thousands) (in thousands)

         Net Sales ..............................   $   682,466    $   623,945
         Loss before extraordinary item .........        (7,494)       (13,146)
         Net Income (loss) ......................        (7,494)       (14,777)

         The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period or of future results of the Company.

3.  INCOME TAXES

         Printpack's effective income tax rate exclusive of the one time charge described below was approximately 38% and 19%, respectively, for the 39 weeks ended March 29, 1997 and March 23, 1996. The increase in the effective tax rate for the period was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the 13 weeks ended September 28, 1996.

         The Company paid no income taxes during the 39 weeks ended March 29, 1997 due to the expected loss, and paid approximately $2.6 million of income taxes during the 39 weeks ended March 23, 1996.

4.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                                   June 29,       March 29,
                                                                                     1996            1997
                                                                                (in thousands)  (in thousands)

         Raw materials ........................................................   $    16,883    $    39,929
         Work-in-process ......................................................         6,769         12,019
         Finished goods .......................................................        27,220         61,976
                                                                                  -----------    -----------
                                                                                       50,872        113,924
         Reduction to state inventories at last-in, first-out cost (LIFO) .....       (16,041)       (17,146)
                                                                                  -----------    -----------
             Total inventories ................................................   $    34,831    $    96,778
                                                                                  ===========    ===========

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


         The purchase price allocation discussed in Note 2 resulted in finished goods inventory of $7.3 million. As this inventory was sold in the ten weeks subsequent to the acquisition, it was completely amortized.

         The purchase price allocation also resulted in maintenance materials and machine spare parts inventories of about $6.7 million. The Company, in accordance with its accounting policies, expenses these items when purchased and, consequently, has completely written-off this amount.

5.  CONTINGENCIES

         Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6.  DEBT AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 1997, the Company completed a refinancing arrangement contemporaneously with the acquisition of certain manufacturing facilities from James River. This refinancing provided for the issuance of approximately $200 million senior subordinated notes bearing interest at 10 5/8% due 2006 and the issuance of approximately $100 million of senior notes bearing interest at 9 7/8% due 2004. In addition, the Company also received approximately $170 million from the proceeds of a term loan and established a revolving credit facility of approximately $105 million with a bank syndicate. To complete the financing of the transaction, the Company also entered into an asset-backed accounts receivable securitization arrangement and received approximately $23 million of proceeds from the initial borrowing under the arrangement. Under this arrangement, the Company received additional proceeds of $18 million during the quarter ended December 28, 1996 and of $5 million during the quarter ended March 29, 1997.

         As a result of this debt restructuring, the Company incurred prepayment fees and recognized an extraordinary loss of approximately $1,631,000, net of applicable income tax benefit of $999,490, in the Company's results of operations for the 39 weeks ended March 29, 1997.

                                 PRINTPACK, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 39 weeks and for the thirteen weeks ended March 29, 1997 is compared to the same time periods in fiscal 1996. The discussion and analysis of Printpack's financial condition compares its condition at March 29, 1997 to June 29, 1996. The periods prior to the acquisition of JR Flexible do not reflect the significant effects of either the acquisition or the financing activities necessary to consummate the acquisition.

RESULTS OF OPERATIONS

   Thirty-nine weeks ended March 29, 1997 compared to March 23, 1996

         Net Sales. Net sales increased $247.2 million or 78.8% to $561.0 million in the fiscal 1997 period from $313.8 million in the corresponding period of fiscal 1996 due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was customary. Price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold increased $227.7 million or 86.9% to $489.6 million in fiscal 1997 from $261.9 million in fiscal 1996. Cost of goods sold increased to 87.3% of net sales in fiscal 1997 from 83.5% in fiscal 1996, primarily due to higher manufacturing costs in the plants acquired from JR Flexible. Additionally, portions of the acquisition purchase price were allocated to finished goods and to maintenance materials and machine spare parts inventory. As the acquired finished goods were sold over approximately ten weeks subsequent to the acquisition, the allocation in excess of its cost was amortized and recorded separately in the income statement. Such costs will not continue in subsequent periods. Printpack's historical accounting policy is to expense maintenance materials and machine spare parts when they are purchased and, consequently, this inventory was written-off in the twenty-six week period ended December 28, 1996. There will be no future charges related to this inventory. Gross margin increased $5.6 million or 10.7% to $57.5 million in fiscal 1997 from $51.9 million in fiscal 1996 as a result of the increases in net sales and cost of goods sold.

         Operating Expenses. Selling, administrative and research and development expenses increased $13.1 million or 38.2% to $47.4 million in fiscal 1997 from $34.3 million in fiscal 1996, primarily due to additional personnel and related costs resulting from the acquisition. Selling, administrative and research and development expenses as a percentage of net sales declined to 8.5% in fiscal 1997 from 10.9% in fiscal 1996 as a result of additional sales from the acquisition.

         Certain Charges. The interim financial results include certain assets and liabilities and thirty-one weeks of operating results of JR Flexible, which was acquired on August 22, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of approximately $376 million includes approximately $10.0 million of severance and other exit costs primarily associated with the announced closing of the San Leandro and Dayton plants, and approximately $1.0 million in other acquisition costs, and has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation has resulted in goodwill of approximately $28.6 million and other intangibles of approximately $26.5 million which are being amortized on a straight-line basis over 15 years.

         Accruals related to the announced closure of the two plants represent management's best estimate of the anticipated costs to be incurred. Additional costs, if any, associated with the closure of these plants will be allocated to the purchase price for JR Flexible.

         The operating results of the JR Flexible facilities being closed are included in the statement of operations and statement of cash flows presented for the 39 weeks ended March 29, 1997 from the date of acquisition and were not material to the Company's financial results for the period.

         Operating Income. Income from operations of $7.8 million was realized in the fiscal 1997 period compared to $11.1 million in the corresponding period of fiscal 1996. The decrease was due to higher cost of goods sold, higher selling, administrative and research and development expenses and other acquisition related costs and charges, partially offset by higher net sales.

         Other Income and Expense. Interest expense increased $25.1 million or325.1% to $32.9 million in fiscal 1997 from $7.7 million in fiscal 1996 due to increased borrowings incurred in connection with the acquisition on August 22, 1996.

         An income tax benefit of $5.8 million was realized in fiscal 1997 compared to an expense of $.5 million in fiscal 1996. The effective income tax rate exclusive of the one time charge described below was 38% in fiscal 1997 compared to 19% in fiscal 1996. The increase in the effective tax rate was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the 39 weeks ended March 29, 1997.

         In fiscal 1997 the Company incurred debt prepayment fees of $1.6 million, net of the applicable tax benefit, on its indebtedness refinanced in conjunction with the acquisition.

   Thirteen weeks ended March 29, 1997 compared to March 23, 1996

         Net Sales. Net sales increased $108.2 million or 107.0% to $209.4 million in the fiscal 1997 period from $101.2 million in the fiscal 1996 period due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was customary. Price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold increased $94.9 million or 112.6% to $179.1 million in fiscal 1997 from $84.2 million in fiscal 1996. Cost of goods sold increased to 85.5% of net sales in fiscal 1997 from 83.3% in fiscal 1996, primarily due to higher manufacturing costs in the plants acquired from JR Flexible. Gross margin, consequently, increased $13.4 million or 80.0% to $30.3 million in fiscal 1997 from $16.9 million in fiscal 1996.

         Operating Expenses. Selling, administrative and research and development expenses increased $6.3 million or 59.9% to $16.7 million in fiscal 1997 from $10.4 million in fiscal 1996, primarily due to additional personnel and related costs resulting from the acquisition. Selling, administrative and research and development expenses as a percentage of net sales declined to 8.0% in fiscal 1997 from 10.3% in fiscal 1996 as a result of additional sales from the acquisition.

         Operating Income. Income from operations of $12.6 million was realized in fiscal 1997 compared to $.1 million in fiscal 1996. The increase was due to higher sales volume partially offset by higher cost of goods sold, by higher selling, administrative and research and development expenses and by other acquisition related costs and charges, as described above.

         Other Income and Expense. Interest expense increased $10.7 million or 413.9% to $13.3 million in fiscal 1997 from $2.6 million in fiscal 1996 due to increased borrowings incurred in connection with the acquisition on August 22, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $10.9 million in the first 39 weeks of fiscal 1997 compared to $16.5 million in the corresponding period of fiscal 1996. The net loss in the first 39 weeks of fiscal 1997, after adding back depreciation and amortization of $37.8 million, inventory amortization of $7.3 million and inventory write-offs of $6.7 million, provided $30.1 million in cash compared to $20.1 million in the corresponding period of fiscal 1996. An additional $19.2 million in the fiscal 1997 period, primarily from working capital increases, was used compared to $3.6 million in the corresponding period of fiscal 1996. Depreciation and amortization for the thirteen weeks ended March 29, 1997 were $14.0 million.

         Capital expenditures were $17.5 million in the first 39 weeks of fiscal 1997 compared to $19.9 million in the corresponding period of fiscal 1996, excluding the acquisition of JR Flexible, for which the finalized payment was $369.8 million. Management estimates its maintenance capital expenditures for fiscal 1997 will be approximately $15 million and total capital expenditures will approximate $42 million.

         Financing activities in fiscal 1996 were negligible but were substantial in the first 39 weeks of fiscal 1997 in connection with the acquisition. In the fiscal 1997 period, $158.0 million of principal was repaid, along with $17.3 million in prepayment premiums and issuance costs, from the proceeds of $470 million of senior and senior subordinated notes, $35 million in a revolving credit facility and $46 million in a receivable securitization facility. Total outstanding debt at March 29, 1997 of approximately $561.7 million included $251.4 million of floating rate and $310.3 million of fixed rate obligations. At March 29, 1997 the Company had approximately $74 million available for borrowings under its credit agreements.

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

                         PART II.   OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        27   Financial Data Schedule (Filed Electronically)


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed.

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.





                                          PRINTPACK, INC.

Dated:  May 13, 1997                      By: /s/ R. Michael Hembree
                                             -----------------------------------
                                             R. Michael Hembree
                                             Vice President of Finance