Form 10-K405
period 1997-06-28
PRINTPACK INC
filed 1997-09-26
CIK 202930

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-9118
                                PRINTPACK, INC.
             (Exact name of registrant as specified in its charter)

                 GEORGIA                                  58-0673779
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
              incorporation)

                            4335 WENDELL DRIVE, S.W.
                             ATLANTA, GEORGIA 30336
                    (Address of principal executive offices)
                                 (404) 691-5830
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by affiliates of the registrant at June 28, 1997.

     The number of shares of the registrant's Common Stock outstanding at June 28, 1997 was 4,218,560.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed and incorporated by reference in this Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's and its subsidiaries' business and operations, plans, references to future success and other such matters are forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of the Company to be materially different from future results or performance expressed or implied by such statements. Among others, factors that could adversely affect actual results and performance include economic conditions generally, the level of consumer spending for consumer nondurable goods that use packaging made by the Company, seasonality of sales, especially in the salted snacks and soft drink markets, the Company's dependence upon a relatively minimal number of customers, fluctuations in raw material prices, possible environmental matters, competition, realization of synergies and cost savings from the Acquisition (as defined herein), changes in economic conditions in foreign countries where the Company operates, especially Mexico, and the Company's success in completing the integration of the JR Flexible operations.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Printpack, Inc., a Georgia corporation ("Printpack" or the "Company"), is one of the largest domestic manufacturers and converters of flexible packaging products for use by leading bakery, salted snacks, confectionery, cookies/crackers, cereal, beverage, tissue/towel and other food and consumer product companies, as well as a major supplier of high performance films to other flexible packaging converters. The Company was founded in 1956 in Atlanta, Georgia and remains a privately held corporation owned and managed by the founding family, together with several long-term members of management. In August 1996, the Company acquired (the "Acquisition") the Flexible Packaging Group of James River Corporation of Virginia ("JR Flexible"). JR Flexible was a leading supplier of flexible packaging for various end uses, including bakery, cookies/crackers, cereal, ream wrap (wrapping for reams of office paper), tissue/towel overwrap, coffee serving packs and dentifrice (plastic laminate materials for toothpaste tubes and other personal care products). Printpack maintains a strong position in the flexible packaging industry with total annual combined sales in fiscal 1997 of $782.4 million. These results only include sales by JR Flexible after the Acquisition was consummated on August 22, 1996.

     The Company manufactures a wide variety of high value-added flexible packaging products, including laminates made of various layers of plastic film, aluminum foil, metallized films, paper and specialized coatings, as well as cast and blown monolayer and co-extruded films. The Company's customer base includes nationally recognized, brand name food companies, such as Frito-Lay, General Mills, Hershey, Mars, Nabisco, Nestle, Quaker Oats and Ralston, many of which have been customers of the Company for over 20 years.

BUSINESS STRATEGY

     Printpack focuses its sales and marketing efforts, technical development initiatives, and manufacturing capabilities on targeted end use markets for flexible packaging, with the goals of achieving critical mass and leading market shares. Printpack has achieved strong positions in these markets by (i) making customer service its first priority, (ii) achieving economies of scale and manufacturing efficiencies to remain a low cost producer, (iii) investing in state-of-the-art equipment, and technological and production innovation, and
(iv) providing high value-added flexible packaging structures and enhanced graphics. By focusing its equipment and facilities on specific market segments and product structures, the Company has been able to provide high quality products and service and realize production efficiencies. The Company leverages its strong customer relationships, market leadership and economies of scale to earn additional business from existing customers and to attract new customers. Printpack has developed mutually beneficial relationships with large food and consumer product companies and has benefited from the expanding market shares of such customers.

  Customer Service

     Over the last several years, flexible packaging customers have been reducing the number of their flexible packaging suppliers. Customers have sought to focus their relationships with suppliers that provide high quality products, superior service and the ability to offer a broad range of flexible packaging products at competitive costs. The Company is dedicated to working with customers to provide products that meet their particular needs, and that can be manufactured efficiently and cost effectively. Management believes that these efforts have enabled the Company to build and maintain long-term customer relationships, many of which have existed for over 20 years.

     Printpack's product lines also meet a wide spectrum of flexible packaging end uses, each of which has its own manufacturing and technical complexities. To serve the wide range of end uses and users, Printpack is organized internally to provide in-depth knowledge and customized services to each customer. This allows the Company to offer individual market expertise and product focus, as well as a broad range of flexible packaging alternatives for each end user. Field service representatives, who are knowledgeable in both the Company's products and its customers' equipment and processes, are often at customer sites to assist in the use of Company products. Customer service is enhanced in various other ways as well. For example, Printpack uses electronic data interchange techniques favored by many of its larger customers to produce shorter order and product change cycles for customers, and to reduce Company costs.

  Economies of Scale and Low Cost Structure

     The Company has focused its sales, marketing and technical efforts as well as its operating assets on specific end user and product markets where it believes it can achieve economies of scale and be a low cost producer. By dedicating manufacturing plants to a limited number of products, Printpack is able to effectively allocate the production of various product structures within its manufacturing network to realize longer runs, improved quality, greater product structure expertise and lower costs. This allows Printpack to better plan production runs, shorten cycle times, reduce set-up costs and realize lower labor costs. Printpack management is consolidating and rationalizing JR Flexible's manufacturing operations with Printpack's manufacturing facilities and implementing Printpack's production strategy at the JR Flexible facilities.

     Printpack is one of the largest domestic purchasers of certain key materials used for flexible packaging manufacturing (such as extrusion grade resin, oriented polypropylene ("OPP") and other types of packaging film, paper and foil) and leverages its purchasing power to achieve cost savings and to promote technical development support from its suppliers.

  Technological Innovation

     Throughout the development of the flexible packaging industry from simple surface printed cellophane wrappers to high quality, multi-layer, printed, laminated and co-extruded plastic packaging, Printpack has been focused exclusively in flexible packaging and has anticipated end user demands through continuing product and process innovation. New and more complex product structures demand manufacturing processes that can produce high quality packaging which can be changed to meet end user marketing programs, yet are cost-effective. Printpack's manufacturing and technical resources give it significant advantages in this area. The Company also works with equipment manufacturers to design and build specific new processing capabilities. For example, the Company installed the world's first eight color flexographic process printing press and now is one of the few users among the world's leaders of eight-color process flexographic printing capabilities.

     In maintaining its position in technology, Printpack has invested in new techniques such as laser engraving, photo polymer and other pre-press processes, and innovative and improved processes for coating, laminating and metallizing. These new techniques have significantly reduced the length of the product change cycle as well as the amount of waste produced. With the addition of JR Flexible, the Company acquired additional strength in flexible packaging process technology, including technology related to the co-extrusion of films. JR Flexible's reputation for product innovation complements and enhances Printpack's expertise in manufacturing and product development.

  High Value-Added Products

     Printpack believes that demand and innovation in the flexible packaging industry are driven primarily by the larger packaged foods and consumer products companies. Such users continually seek higher quality, lighter weight packaging with more complex barrier properties (especially to accommodate low-fat and non-fat products) and distinctive graphics. Flexible packaging must be compatible with such customers' packaging machinery and production lines, and also must maintain product integrity during shipment, extend a product's freshness and shelf life and improve resealability consistent with each packaged product's needs. To accomplish these objectives, flexible packaging must have specific barrier characteristics against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, marketing and promotional displays increasingly require high quality, multicolor printing and packaging. The Company's flexographic and rotogravure processes allow it to produce high definition graphics with photographic quality images on flexible substrates. From Printpack's laser-etched printing plates and cylinders that produce high quality products to a new process that makes it economically attractive to add holographic images to customers' packages, the Company is able to accommodate its customers' desires for advanced graphics capabilities. The Company has sought to utilize its technological, manufacturing and cost advantages to achieve strong positions in high value-added packaging product structures. Printpack is also one of the few flexible packaging manufacturers that produce high value-added metallized films in-house, thereby capturing time and cost advantages.

CUSTOMERS

     Printpack provides its customers with a variety of flexible packaging materials with a primary focus on packaging products for salted snack foods, cookies/crackers, confectionery, cereal, beverages, rice, meats and bakery end users. In addition, the Acquisition of JR Flexible strengthened Printpack's market shares in sales of flexible packaging for bakery, cookies/crackers, cereal, ream wrap and tissue/towel overwrap. Frito-Lay is the largest U.S. salted snack food company and is Printpack's largest customer with approximately 15% of the Company's 1997 annual revenues. Frito-Lay is the only customer accounting for more than 10% of Printpack's fiscal 1997 sales. Printpack is one of Frito-Lay's two primary suppliers of flexible packaging materials. Printpack has historically enjoyed close relationships with its customers, cultivated over many years by emphasizing value-added services in packaging design and engineering, consistency of service, reliability, and competitive costs.

MARKETS

     In fiscal 1997, the primary end use markets for Printpack's products were salted snacks, cookies/crackers, and confectionery, bakery, and cereal products. Printpack also provides flexible packaging for the meat packaging, tissue/towel overwrap, ream wrap, dentifrice and beverage industries.

SALES, MARKETING AND DISTRIBUTION

     Printpack currently has 177 sales, technical support and marketing associates in the U.S. These associates primarily work out of the fifteen sales offices located throughout the U.S. All Printpack sales force personnel and customer service representatives undergo extensive training programs before assuming account responsibilities. Printpack's management believes that it is critical to the Company's success for its sales and marketing associates to have in-depth knowledge of the various characteristics and properties of a wide-range of the Company's packaging structures.

     The Company's technical service representatives visit customer locations routinely to ensure that Printpack's packaging materials are running efficiently on each customer's equipment. These customer service representatives are on call 24 hours a day. In order to accommodate a variety of customer preferences, the Company distributes its products principally through customers' transportation networks and third party carriers, although the Company does operate a small fleet of trucks and trailers.

MANUFACTURING PROCESS

  General

     Printpack manufactures a wide variety of high value-added flexible packaging products, including laminates made of various layers of plastic film, aluminum foil, metallized films, paper and specialized coatings, as well as cast and blown monolayer and co-extruded films. The flexible packaging produced by Printpack uses a range of raw materials. These raw materials consist primarily of plastic resin, film, paper, foil and ink which typically represent 50-60% of the sales price of the final products. Flexible packaging manufacturers typically are able to pass increases in raw material costs on to their customers, although the pass-through generally lags several months. Significant and abrupt increases in raw material prices, particularly those on low-density and linear low-density polyethylene and polypropylene, could have adverse short-term effects on the Company's margins. As part of the Acquisition, the Company obtained five favorable resin supply contracts that saved the Company approximately $7.6 million in fiscal 1997 and, based upon recent volumes, are expected to continue providing the Company with similar purchasing terms during fiscal 1998. These contracts are cancellable by either party upon 30 days' prior notice.

  Film Manufacturing

     Printpack uses resin in its production of blown and cast co-extruded films. These two basic processes yield films with differing characteristics. Blown film -- produced by extruding resin through a circular die and stretching the "bubble" with air pressure -- has advantages such as higher barriers and toughness. The cast process -- which extrudes resin through a horizontal die onto a chill roll -- yields a high quality film that usually has better clarity and gauge (thickness) control. Printpack focuses on and specializes in co-extrusion processes -- both blown and cast -- that produce higher value-added, multi-layer film structures for specific customer applications. Through this co-extrusion process, films can be manufactured with a wide range of properties depending on the number of layers and combinations of resins used.

  Printing

     Two major printing processes are used: flexography and rotogravure. Historically, rotogravure printing, which uses engraved metal cylinders to print precise images, has been capable of producing higher quality photographic-like graphics on flexible substrates, but generally at higher costs than flexographic printing. Over the last 10 years, however, the quality of flexographic process printing, which uses printing plates made of rubber or photopolymer, has improved to where, on many demanding applications, such print quality is almost indistinguishable from those achieved with rotogravure printing. The flexographic process has lower initial costs to prepare the printing plates which speeds production and facilitates lower initial cost changes in the packaging for short-term marketing promotions. Printpack has been a leader in promoting these technological advancements in flexographic printing, but still utilizes both flexography and rotogravure printing processes.

  Metallizing

     Metallizing is a high value-added process by which substrates, such as OPP, are vacuum coated with aluminum to increase barrier properties. Metallizing flexible substrates has grown as end-use products, especially non-fat and low-fat food products, require greater barriers against oxygen and water vapor. Printpack management believes that Printpack is a leader in metallizing and is one of the few domestic flexible packaging manufacturers to produce its own metallized films in-house, thereby capturing time and cost advantages.

  Laminating and Coating

     Extrusion (or co-extrusion) and adhesive processes are the principal methods of laminating or coating flexible substrates. Extrusion lamination combines substrates using molten resins as adhesives. Co-extrusion -- using more than one resin simultaneously -- allows additional resin properties to be cost-effectively added to the structure. Adhesive lamination uses various chemical mixtures to combine layers. Generally speaking, extrusion lamination creates a stiffer and less pliable structure than adhesive lamination.

  Finishing

     Finishing or "slitting" is the process of converting master rolls of printed and/or laminated film into separate rolls that are generally one impression wide and that have roll diameters specified by customers for use on their machines. These converted rolls of film are loaded by the end users into high-speed machinery that forms the package, inserts the contents and cuts and seals the package in an automatic process. For certain end-use markets (such as bread bags), Printpack performs bag making operations.

EMPLOYEES

     At June 28, 1997, the Company had approximately 3,500 employees. Approximately 1,100 of these employees at five of the Company's facilities are covered by seven collective bargaining agreements. Although the Company considers relations with its employees to be generally good, and labor contracts were recently renegotiated in New Castle, Delaware and St. Louis, Missouri, a similar contract was offered to the employees of the Greensburg, Indiana plant, but was rejected, and a strike by the 380 employees at the facility ensued beginning in the last week of June 1997 and lasting approximately three months. The Company is currently negotiating a collective bargaining agreement with the union which represents the employees at the Greensburg plant.

PATENTS AND TRADEMARKS

     Printpack has a number of trademarks registered in the U.S. and several foreign countries, including the Company's principal mark, Printpack. Printpack also has a number of patents and pending patent applications in the U.S. and in several other countries. The Company has transferred all its intellectual property to Printpack Illinois, Inc. ("Printpack Illinois"). Printpack Illinois licensed such properties to the Company and its affiliates. Although Printpack's management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Printpack trademark, would not have a material adverse effect on the Company's operations.

COMPETITION

     The flexible packaging industry includes several hundred competitors. Currently, FPA statistics and available trade and industry information indicate that the eight largest flexible packaging companies accounted for almost 50% of total industry sales in 1995, compared to approximately 35% in 1981. Printpack is one of the largest manufacturers in the flexible packaging industry with an estimated 6% of industry sales prior to the Acquisition, and, with the consummation of the Acquisition of JR Flexible, Printpack expects that its share has increased to approximately 12% of the industry's 1995 sales. Other sales leaders in this industry include American National Can, Bemis, Bryce, Cryovac, Huntsman Packaging, Reynolds Metals, and Sonoco Products, many of which are well capitalized and maintain a strong market presence in the various markets in which Printpack competes. Various of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company, and therefore may have certain competitive advantages vis-a-vis Printpack.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

     The past and present operations of the Company and JR Flexible, including their ownership and operation of real properties, are subject to extensive and changing federal, state and local laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. Printpack management believes that Printpack generally is in material compliance with applicable environmental laws and regulations.

     The Company cannot assure that it will not in the future incur liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites), and/or the off-site disposal of hazardous substances.

     The Company, like all flexible packaging manufacturers which use plastic, is subject, in certain jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. The Company does not believe that the legislation promulgated to date and currently pending initiatives will have a material adverse effect on its business. There can be no assurance that any future legislation or regulatory efforts will not have a material adverse effect on the Company or its financial condition and results of operations.

     The United States Food and Drug Administration ("FDA") regulates the material content of direct-contact food containers and packages, including certain containers manufactured by the Company. The Company uses approved resins and other raw materials in the direct-contact aspect of food product packaging.

Company management believes that the Company is in material compliance with all such applicable FDA regulations.

ITEM 2.  PROPERTIES

     Printpack currently operates 18 manufacturing facilities in the U.S., all of which are in modern condition and are owned by the Company, except for the plants located in Orange, Texas and Williamsburg, Virginia which are leased. Printpack's facilities are located as follows: Atlanta, Georgia (2); Elgin Illinois; Fredericksburg, Virginia; Grand Prairie, Texas (2); Hendersonville, North Carolina; Prescott, Arizona; Rhinelander, Wisconsin; Villa Rica, Georgia
(2); Greensburg, Indiana; Jackson, Tennessee; New Castle, Delaware; Orange, Texas; Shreveport, Louisiana; St. Louis, Missouri and Williamsburg, Virginia. The Elgin, Illinois plant is owned and operated by a subsidiary, Printpack Illinois, for the benefit of the Company. During fiscal 1997, the Company closed the plants at San Leandro, California, Dayton, Ohio and Aguascalientes, Mexico which were acquired in the Acquisition.

     Printpack also operates fifteen sales and marketing offices, twelve of which are leased and the balance of which are located at certain manufacturing facilities. The locations include Atlanta, Georgia; Elgin, Illinois; Grand Prairie, Texas; Oakdale, Arlington Heights, Illinois; Bloomington, Minnesota; Carefree, Arizona; Chesterfield, Missouri; Kenwood, Ohio; Portage, Michigan; Lake Oswego, Oregon; Newport Beach, California; Pleasanton, California; Sacramento, California; Saddlebrook, New Jersey; and Wilmington, Delaware.

ITEM 3.  LEGAL PROCEEDINGS

     Except for routine litigation incidental to the business of the Company, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon Printpack's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the 1997 fiscal year ended June 28, 1997.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Common Stock of the Company. Except as described below, the Company has not sold any securities in the last three fiscal years.

          1. In connection with the Acquisition, the Company issued $100 million of 9 7/8% Senior Notes due 2004 (the "Senior Notes") and $200 million of
     10 5/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes" and together with the Senior Notes and all guarantees thereof, the "Notes"). The Notes were issued to Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser (the "Initial Purchaser") in a transaction exempt from registration under the Securities Act, Section 4(2). The Initial Purchaser resold the Notes pursuant to Commission Rule 144A and other exemptions for registration to "qualified institutional buyers" (as defined in Rule 144A) and "accredited investors" (as defined in Commission Rule 501(a) under the Securities Act).

          2. Series B Senior Notes and Series B Senior Subordinated Notes (collectively, with all guarantees thereof, the "Series B Notes") having substantially the same terms (other than registration rights and penalties for noncompliance) as the Senior Notes and the Subordinated Notes, respectively, were registered under the Securities Act pursuant to a registration statement on Form S-1 (Commission File No. 333-13727). The Series B Notes were offered pursuant to a prospectus dated December 18, 1996 to all eligible holders of the Notes that wished to exchange their unregistered Notes for like amounts of Series B Notes. All issued and outstanding Notes were exchanged for Series B Notes as of February 7, 1997.

          3. To facilitate the Acquisition and its financing, the Company was reorganized into a holding company structure at the beginning of fiscal 1997. Holders of shares of the Company's common stock ("Shares") exchanged their Shares together with shares of common stock in the Company's affiliate, Printpack Enterprises, Inc. ("Enterprises") for an aggregate of 4,098,915 shares of Printpack Holdings, Inc. ("Holdings") in transactions exempt from registration under various exemptions, including Section 4(2).

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data of Printpack set forth below have been derived from the Company's audited financial statements as of and for the fiscal years ended June 26, 1993, June 25, 1994, June 24, 1995, June 29, 1996 and June 28, 1997. The following selected financial data should be read in conjunction with the Company's Financial Statements and related notes thereto included elsewhere in this Report and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below.

                                                           FISCAL YEAR ENDED JUNE(1)
                                             -----------------------------------------------------
                                               1993       1994       1995       1996       1997
                                             --------   --------   --------   --------   ---------
                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales..................................  $378,207   $407,272   $454,645   $442,931   $ 782,443
Cost of goods sold.........................   312,913    330,345    370,630    363,091     672,669
Gross margin...............................    65,294     76,927     84,015     79,840     102,478
Selling, administrative and research and
  development expenses.....................    41,319     43,467     49,796     44,581      67,680
Restructuring charges......................        --      4,000        626         --          --
Severance expense..........................        --        880         --      7,870          --
Write-off of equity investment.............        --         --      4,673        200          --
Amortization of intangible assets..........       169        169        169        169       3,965
Income from operations.....................    23,806     28,411     28,751     27,020      30,833

                                                           FISCAL YEAR ENDED JUNE(1)
                                             -----------------------------------------------------
                                               1993       1994       1995       1996       1997
                                             --------   --------   --------   --------   ---------
                                                            (DOLLARS IN THOUSANDS)

Interest expense...........................  $  8,795   $  9,505   $  9,943   $ 10,814   $  46,600
Other income (expense).....................     1,777      2,743       (779)       110         149
Income (loss) before provision for income
  taxes....................................    16,788     21,649     18,029     16,316     (16,657)
Provision (benefit) for income taxes.......        --      4,539        864      3,080      (2,096)
Income (loss) before cumulative effect of a
  change in accounting principle and
  extraordinary item.......................    16,788     17,110     17,165     13,236     (14,561)
Extraordinary item-loss on early
  extinguishment of debt...................        --         --         --         --      (1,631)
Net income (loss)..........................  $ 16,788   $ 17,110   $ 16,824   $ 13,236   $ (16,192)
                                             ========   ========   ========   ========   =========
BALANCE SHEET DATA:
Working capital............................     9,424     34,110     22,982      9,086     106,737
Total assets...............................   202,828    229,168    230,385    231,269     650,510
Total debt.................................    97,436    118,075    122,609    157,138     542,215
Shareholders' equity.......................    53,905     41,987     32,305     13,460       3,542
OTHER FINANCIAL DATA:
Net cash provided by operating
  activities...............................  $ 41,697   $ 45,429   $ 39,732   $ 17,746   $  37,171
Net cash used in investing activities......   (11,593)   (23,522)   (29,459)   (23,700)   (395,993)
Net cash provided by (used in) financing
  activities...............................   (36,431)    (8,303)   (20,303)     2,448     359,720
EBITDA(2)..................................    45,688     51,735     50,186     52,033      81,513
Capital expenditures.......................    35,363     23,870     34,800     25,786      25,042
Depreciation and amortization..............    20,105     20,581     22,555     24,903      51,570
Net income (loss)..........................    16,788     17,110     16,824     13,236     (16,192)
Ratio of earnings to fixed charges(3)......       2.7x       3.0x       2.6x       2.2x        0.6x

---------------

(1) The Company's fiscal year ends on the last Saturday of June.
(2) EBITDA represents income (loss) from operations before restructuring charges, severance expense, write-off of equity investments, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. EBITDA is included herein because management believes that certain investors may find it to be useful in measuring the ability to service debt.
(3) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include operating income (loss) before income taxes, extraordinary items and cumulative effect of an accounting change plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized and the portion of rental expense that is representative of the interest factor in these rentals. In fiscal 1997, earnings were insufficient to cover fixed charges by $17,860.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     As a result of the additional assets obtained in the Acquisition on August 22, 1996, the Company recorded expenses that are in excess of its historical levels, as well as reserves for cost reduction measures and other adjustments to the Acquisition balance sheet. In addition, the results of operations of the company in fiscal 1997, as compared with historical results, were significantly affected by the substantial increase in the

Company's outstanding indebtedness in connection with the financing of the Acquisition, including interest charges on the Company's indebtedness. The Company's credit agreements include various affirmative, negative and financial covenants with which it must comply, including but not limited to, the maintenance of certain financial ratios, and limitations on the incurrence of additional indebtedness and the payment of dividends.

Fiscal Year 1997 Compared to Fiscal Year 1996

  Net Sales

     Net sales increased $339.5 million (76.7%) to $782.4 million in fiscal 1997 from $442.9 million in fiscal 1996. The primary reason for the increase is the additional revenue from the acquired operations of JR Flexible for forty-four weeks of the fiscal year since the Acquisition date. Because the acquired operations were immediately merged into Printpack's existing business, it is impossible to attribute the magnitude of the changes compared to 1996 to either the existing or the acquired business.

  Gross Margin

     Gross margin in fiscal 1997 increased $22.6 million (28.4%) to $102.5 million from $79.8 million in fiscal 1996. Gross margin as a percentage of net sales in fiscal 1997 decreased to 13.1% compared to 18.0% in fiscal 1996. The decrease in gross margin percentage is primarily attributable to operations acquired from JR Flexible, which historically generated lower gross margins than did the existing Printpack business due to higher manufacturing costs. Additionally, the margins were negatively impacted by the effect of allocating part of the acquisition purchase price to profit on finished goods inventory. The Company has not historically purchased finished goods for resale and does not expect to do so in the future and, therefore, considers this negative effect a non-recurring charge.

     Gross margin was also negatively impacted by the move of equipment and manufacturing operations from the Villa Rica, Georgia films plant to Grand Prairie, Texas. Inefficiencies resulting from the difficulties encountered in the move were approximately $10.0 million, and the gross margin percentage would have been approximately 1.3% higher without these costs.

  Operating Expenses

     Operating expenses in fiscal 1997 increased $18.8 million (35.6%) to $71.6 million from $52.8 million in fiscal 1996. Operating expenses as a percentage of sales decreased to 9.2% in fiscal 1997 from 11.9% in fiscal 1996. The increase in operating expense dollars is attributable to additional selling, administrative and research and development expenses resulting from the Acquisition and to increased amortization of goodwill, also resulting from the Acquisition. Severance expense in 1996 of $7.9 million resulting from Printpack's headcount reduction program did not occur in 1997.

  Operating Income

     Income from operations in fiscal 1997 increased $3.8 million (14.1%) from $27.0 million in fiscal 1996 to $30.8 million in fiscal 1997, primarily as a result of the increase in net sales and the other changes described above.

  Other Income and Expense

     Interest expense in fiscal 1997 increased by $35.8 million (330.9%) from $10.8 million in fiscal 1996 to $46.6 million in fiscal 1997. This increase is directly attributable to the increased borrowings necessary to finance the Acquisition.

     As a result of the foregoing, income before provision for income taxes decreased from $16.3 million in fiscal 1996 to a loss of $16.7 million in fiscal 1997. The net provision for income taxes decreased from $3.1 million in fiscal 1996 to a tax benefit of $2.1 million in fiscal 1997 as a result of the loss position discussed above.

     Income before extraordinary item declined from $13.2 million in fiscal 1996 to a loss of $14.6 million in fiscal 1997. If part of the Company had not elected Subchapter S status for federal income taxes in fiscal 1996, income before extraordinary item and net income would have been $9.8 million, approximately $3.5 million (26.3%) less than the reported amounts.

     The extraordinary item in fiscal 1997 of $1.6 million is due to the prepayment of the Company's then existing debt at the closing of the Acquisition. The extraordinary loss is comprised of a $2.6 million prepayment penalty less a $1.0 million income tax benefit.

Fiscal Year 1996 Compared to Fiscal Year 1995

  Net Sales

     Net sales decreased $11.7 million (2.6%) to $442.9 million in fiscal 1996 from $454.6 million in fiscal 1995, despite sales to most customers increasing. Part of this decrease is attributable to strong sales in fiscal 1995, and to reduced sales in fiscal 1996 to three leading customers resulting from circumstances unrelated to the Company. In February 1996, Anheuser-Busch announced the closing of its Eagle Snacks division and the sale of most of its fixed assets to Frito-Lay. Printpack had been the exclusive flexible packaging supplier to Eagle Snacks, which was one of the Company's largest customers and accounted for $21 million of sales in fiscal 1996, down from $25 million in fiscal 1995. Although Eagle Snacks no longer exists, Printpack management believes that Eagle Snacks' sales ultimately will be absorbed by the salted snack industry's other participants, including Frito-Lay, one of Printpack's largest customers. Keebler's salted snack foods were sold by United Biscuit, plc in November 1995 to an investor group with a regional focus compared to Keebler's national sales program. Although Printpack continued to supply packaging to Keebler's cookie/cracker business, the reduced scope of this salted snack business negatively affected Printpack's fiscal 1996 sales. Finally, Printpack experienced a decline of approximately 70% in its business with Mexican customers, especially Sabritas, a Frito-Lay subsidiary, in fiscal 1996 versus fiscal 1995 due to the effects of the devaluation of the Mexican peso in December 1994. Such effects were the Mexican peso's loss of more than half of its value over the course of the next year and a half and the subsequent Mexican recession. In addition, declines of up to approximately 10% in average raw materials prices in fiscal 1996 reduced the selling prices of the Company's products, which contributed to this decline in dollar sales.

  Gross Margin

     Gross margin in fiscal 1996 decreased $4.2 million (5.0%) to $79.8 million from $84.0 million in fiscal 1995. Gross margin as a percentage of net sales in fiscal 1996 decreased slightly to 18.0% compared to 18.5% in fiscal 1995. During fiscal 1995 and 1996, certain inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the costs of 1995 and 1996 purchases, the effect of which decreased cost of goods sold and increased income from operations by approximately $1,800,000 and $500,000, respectively. The decreases in gross margin and gross margin as a percentage of net sales also resulted from the underabsorption of manufacturing fixed costs and overhead caused by the loss of business from Eagle Snacks, Keebler and Sabritas and the underutilization of new capacity added in fiscal 1995 at the Rhinelander and Grand Prairie plants, offset by approximately $6.0 million of reduced EVA Plan expense.

  Operating Expenses

     Operating expenses in fiscal 1996 decreased $5.2 million (10.5%) to $44.6 million from $49.8 million in fiscal 1995. Operating expenses as a percentage of net sales decreased to 10.1% of net sales in fiscal 1996 from 11.0% in fiscal 1995. These decreases were due primarily to $6.0 million of reductions in EVA Plan expense, $1.2 million due to the partial year benefit resulting from Printpack's headcount reduction program begun in March 1996 and $0.7 million of reduced profit sharing expense, offset by normal pay increases.

  Certain Charges

     In fiscal 1996, the Company took a non-recurring charge of approximately $7.9 million related to severance of approximately 160 employees located at its manufacturing and corporate headquarters facilities. This program included approximately 160 employees, and resulted in a $7.9 million one-time severance charge. Management estimates that payroll and associated expenses related to such employees will be reduced by approximately $9.0 million annually, approximately $1.2 million of which was realized in the last four months of fiscal 1996. The Company made severance payments of $1.9 million in 1996 and anticipates making additional severance payments of approximately $5.4 million and $0.6 million in fiscal year 1997 and 1998, respectively. The Company also wrote-off in fiscal 1996 approximately $0.2 million of investments in an unaffiliated company. In fiscal 1995, the Company realized a non-recurring charge of approximately $4.7 million related to the Company's debt guarantee on behalf of an unaffiliated company attempting to develop and market new packaging technology, which guarantee subsequently was paid and terminated. There are no other guarantees related to this defunct unaffiliated company. In fiscal 1995, an additional charge of $0.6 million was recognized on the 1994 sale of the Company's Cincinnati, Ohio plant to Orflex, Ltd. a limited liability partnership ("Orflex").

  Operating Income

     Income from operations decreased $1.7 million (6.0%) to $27.2 million in fiscal 1996 from $28.9 million in fiscal 1995, primarily as a result of the decrease in net sales, and the charges taken in fiscal 1996 and the other changes described above.

  Other Income and Expense

     Interest expense in fiscal 1996 increased by $0.9 million to $10.8 million compared to $9.9 million in fiscal 1995 due to a larger average amount of indebtedness outstanding in fiscal 1996. The Company's undistributed loss in Orflex increased from $(0.3) million in 1995 to $(1.1) million in 1996, reflecting additional losses at that unit. Other expense of $0.5 million in fiscal 1995 became income of $1.2 million in fiscal 1996, primarily as a result of the Company receiving the proceeds of insurance when a former shareholder died.

     As a result of the foregoing, income before provision for income taxes declined 9.5% from $18.0 million in fiscal 1995 to $16.3 million in fiscal 1996. The provisions for income taxes increased 256.5% from $0.9 million in fiscal 1995 to $3.0 million in fiscal 1996 owing to a deferred credit in fiscal 1995 that related primarily to the fact that incentive compensation expenses are recognized at different times for financial reporting and tax purposes. The current portion of income tax expense decreased 49.2% from $5.9 million in fiscal 1995 to $3.0 million in fiscal 1996 because of reduced income. Deferred income taxes declined from $5.1 million in fiscal 1995 to $.1 million in fiscal 1996, primarily because of the deferred tax credit described above.

     Net income declined 21.3% between fiscal 1995 and 1996 from $16.8 million to $13.2 million. If the Company had not elected Subchapter S status for federal income taxes during fiscal 1995 and 1996, net income on a pro forma basis would have been $9.8 million for fiscal 1996, approximately $1.4 million (12.6%) less than the $11.2 million for fiscal 1995.

RESEARCH AND DEVELOPMENT

     The Company expenses its research and development ("R&D") costs as incurred. Such expenditures were $8.1 million, $5.2 million and $5.8 million in fiscal 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCE

     The transactions consummated in the first quarter of fiscal 1997 ended September 28, 1996 changed the Company's financial condition, adding substantial indebtedness, and were the principal cause of the reduction of shareholders' equity from $13.5 million to $3.5 million. Capital expenditures of $25.0 million in fiscal 1997 and $25.8 million in fiscal 1996 continued to be principally for new property, plant and equipment. Cash and cash equivalents increased $0.9 million to $1.1 million at June 28, 1997 as compared to approximately $0.2 million at June 29, 1996. The increase was primarily due to the new credit facilities and borrowings thereunder. Cash flows from operations were $37.2 million in fiscal 1997, $19.4 million (109.5%) more than in the previous fiscal year. This reflected a number of items, including decreases in inventories, and $8.3 million increase in accounts payable, accrued expenses and dividends payable.

     In fiscal 1997, cash flows used in investing activities, principally capital expenditures for new property, plant and equipment, increased 10.5% to $26.2 million, excluding the payment for the purchase of JR Flexible, which was $369.8 million. At the same time, proceeds from the disposition of property and equipment increased from $0.8 million to $3.6 million.

     Cash provided by financing activities in fiscal 1997 was $359.7 million, compared to $2.4 million in fiscal 1995. These amounts reflect the proceeds of borrowings to finance the Acquisition and prepay the then existing debt. In fiscal 1996, net borrowings were $34.5 million, which were used to pay dividends primarily to fund the operations of Printpack Europe. The indentures and new credit agreement entered into in 1997 restrict future contributions to Printpack's parents' European operations.

     In light of the indebtedness to be incurred in connection with the Acquisition, the Company determined to reduce its exposure to changes in interest rates, which had fluctuated during early summer 1996. The Company entered into a $300 million notional principal amount interest rate lock with Bank of America, Chicago, Illinois ("BAI"), which settled based upon the difference between the present value of 10 years of interest payments at the 10-year Treasury note yield on August 19, 1996 and 6.895%. As a result of declines in interest rates between the agreement date and August 19, 1996, the Company made a cash payment to BAI on August 21, 1996 of approximately $7.4 million.

     The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest.

     The Company's current ratio improved from 1.10 in fiscal 1996 to 2.13 in fiscal 1997. The lower ratio in 1996 was a result of a long-term loan in the principal amount of $25 million due December 31, 1996 being included for the first time in current liabilities in fiscal 1996 and the use by Printpack of cash to pay dividends to fund its shareholders' European acquisitions and operations. On June 29, 1997, Printpack had approximately $91.1 million available under its revolving credit facility and its line of credit.

     Printpack's capital expenditures in fiscal 1997 and 1996 were $25.0 million and $25.8 million, respectively. Printpack management estimates maintenance capital expenditures of approximately $15 million annually.

     The Company believes that its primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the combined entity are expected to be approximately
$45.0 - $50.0 million. Approximately $15 million per year is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

     Based upon current levels of operations, continued improvements in the acquired operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the new credit agreement, sales of accounts receivable under receivables securitization facility and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

EFFECTS OF INFLATION

     Inflation has not had a significant effect on the Company's operations. Increases in raw material costs to Printpack typically lag movements in the markets for such materials. Thus, in a period of rising prices, the effects of such increases are delayed several months and Printpack's ability to pass these price increases to its customers also is subject to similar lags.

ACCOUNTS RECEIVABLE

     Accounts receivable are generally collected within approximately 20 days. Printpack has historically experienced minimal chargeoffs (less than $1 million per year or less than 0.1% of sales), reflective of the high quality of the Company's respective customer base.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule in Part IV, Item 14(a)1 and 2 of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below are the names, ages, positions and offices held (as the date hereof) and a brief account of the business experience for each executive officer and director of Printpack.

                                          AGE
NAME                             (AS OF JUNE 28, 1997)                         POSITION
----                             ---------------------                         --------
Dennis M. Love.................            41            President, Chief Executive Officer and Director(1)
James J. Greco.................            54            Vice President and General Manager, National Accounts
                                                           Division and Director
James E. Love, III.............            40            Vice President, Business Development and Director(1)
Nicklas D. Stucky..............            51            Vice President, Human Resources
R. Michael Hembree.............            48            Vice President, Finance and Administration and
                                                           Director
August Franchini, Jr. .........            54            Vice President, Engineering
Leonard A. Segall..............            49            Vice President, Operations Support
Kenneth H. Burke...............            52            Vice President, Purchasing
Sidney A. Harris...............            46            Vice President, Quality Management
Neil Williams..................            61            Secretary and Director
David M. Donovan...............            36            Treasurer and Assistant Secretary
Gay M. Love....................            68            Director(1)
Carol Anne Love Jennison.......            38            Director(1)
Robert B. Paxton...............            64            Director
G. David Peake.................            58            Director
C. Keith Love..................            36            Plant Manager, Hendersonville, N.C. Plant, and
                                                           Director(1)
William J. Love................            35            Accounts Manager and Director(1)

                                          AGE
NAME                             (AS OF JUNE 28, 1997)                         POSITION
----                             ---------------------                         --------
William E. Lewis...............            53            General Manager, Performance Packaging Division
John N. Stigler................            49            General Manager, Snack Foods Division
Terrence P. Harper.............            39            General Manager, Confectionery Division
Michael A. Fisher..............            51            General Manager, Labels Division
Frederick J. Crowe.............            48            General Manager, Diversified Packaging Division
Thomas P. Murphree.............            51            General Manager, Film Products Division

---------------

(1) Dennis M. Love, James E. Love, III, Carol Anne Love Jennison, William J. Love and C. Keith Love are all the children of Gay M. Love, who is the controlling shareholder of the Company.

     Dennis M. Love -- President, Chief Executive Officer and Director. Mr. Love became President and Chief Executive Officer of Printpack and a member of its Board of Directors in February 1987. Mr. Love has been involved with the Company since 1978, holding various positions in sales and marketing.

     James J. Greco -- Vice President and General Manager, National Accounts Division and Director. Mr. Greco has been Vice President and General Manager, National Accounts Division since April 1991 and in such capacity has been responsible for serving the Frito-Lay account. Prior to holding these positions, Mr. Greco served as Director of Sales for 10 years and has held various other sales positions since he joined the Company in 1971. Mr. Greco was first elected a director in July 1996.

     James E. Love, III -- Vice President, Business Development and
Director. Mr. Love became Director of Strategic Planning at Printpack in July 1992, Vice President, Business Development in May 1996 and has been a member of its Board of Directors since February 1987. He also currently serves as President of Virtual Image Group, a Printpack development division, a position which he has held since February 1994. Prior to joining Printpack, Mr. Love worked in the Corporate Finance Department of The Robinson-Humphrey Company, Inc., an investment banking firm, from 1983 to 1992.

     Nicklas D. Stucky -- Vice President, Human Resources. Mr. Stucky became Vice President of Human Resources in 1982. Prior to that, he served as Director of Personnel from 1978 to 1982 and has held various other human resources positions since he joined Printpack in 1973.

     R. Michael Hembree -- Vice President, Finance and Administration. Mr. Hembree joined the Company as Controller in 1980 and has served in this present position since 1982. He was first elected a director in July 1996.

     August Franchini, Jr. -- Vice President, Engineering. Mr. Franchini became Vice President, Engineering in July 1989. Prior to becoming Vice President, Engineering, Mr. Franchini served as the Company's Manager of Industrial Engineering, as well as Plant Manager of the Company's Grand Prairie, Texas plant.

     Leonard A. Segall -- Vice President, Operations Support. Mr. Segall assumed his present position in April 1991. He has been with the Company since 1971 and has held various positions, including Director of Manufacturing, East Region and Plant Manager of the Company's Atlanta plant.

     Sidney A. Harris -- Vice President, Quality Management. Mr. Harris has held this position since April 1996. From July 1990 to April 1996, Mr. Harris served the Company in various positions, including Training and Organizational Development Manager, Human Resources Development Manager and Director of Human Resources Development.

     Kenneth H. Burke -- Vice President, Purchasing. Mr. Burke has served in this position since April 1991, and previously was Director of Purchasing since he joined the Company in June 1980.

     Neil Williams -- Secretary and Director. Mr. Williams has served as a Secretary of the Company and a member of its Board of Directors since 1977. Mr. Williams is also a partner at the law firm of Alston & Bird

LLP, counsel to the Company, and serves as a director of National Data Corporation, whose common stock is registered under the Exchange Act.

     David M. Donovan -- Treasurer and Assistant Secretary. In January 1994, Mr. Donovan became Treasurer after previously serving as the Company's Snack Foods Division Controller from April 1992 to January 1994 and its Financial Analysis Manager from July 1990 to April 1992.

     Gay M. Love -- Director. Ms. Love is the widow of the Company's founder, and her primary occupation is Chairman of the Board of Enterprises. She was first elected a director of the Company in July 1996, but has been a director and Chairman of Enterprises since 1989.

     Carol Anne Love Jennison -- Director. Ms. Jennison has served as a member of the Board of Directors of the Company since March 1987. Mrs. Jennison is currently a homemaker and has been such for more than the past five years.

     Robert B. Paxton -- Director. Mr. Paxton was Executive Vice President and General Manager, Performance Packaging Division from December 1993 to July 1996 and has been a member of the Board of Directors since May 1989. From February 1978 to April 1991, he served the Company in various capacities, including Vice President, Operations, Vice President, Manufacturing and as Plant Manager of the Company's Atlanta plant. Mr. Paxton retired effective July 1, 1996 as a Company officer, but remains a director.

     G. David Peake -- Director. Mr. Peake was Executive Vice President of the Company from April 1991 to December 1996 and has been a member of its Board of Directors since March 1987. Mr. Peake was with the Company since 1967 and held various positions, including Vice President, Sales and Marketing, Vice President, Southwest Operations and Regional Manager of the Southwest region. Mr. Peake retired effective December 31, 1996 as a Company officer, but remains a director.

     C. Keith Love -- Plant Manager, Hendersonville, N.C. Plant, and
Director. Mr. Love has been a director since March 1987, and assumed his current position in February 1996. He formerly served as a Shift Coordinator from September 1991 to February 1996 and as a Systems Coordinator from May 1987 to September 1991.

     William J. Love -- Accounts Manager and Director. Mr. Love has been a director of Printpack since March 1987, and since July 1994 an Accounts Manager. From July 1992 to July 1994, he served as a Sales Representative of the Company's Snack Foods Division and for the two years prior to becoming a Sales Representative, Mr. Love attended The Fuqua School of Business at Duke University, where he received his M.B.A. in 1992.

     William E. Lewis -- General Manager, Performance Packaging Division. Mr. Lewis was appointed to this position in May 1996. Previously, he served as the Company's General Manager, Snack Foods Division and Director of Sales, Marketing and Technical Support for the Performance Packaging Division from September 1993 to May 1996 and as the Company's General Manager, Labels Division from April 1991 to September 1993. Prior to joining Printpack in connection with the Company's acquisition of Daniels Packaging in 1989, Mr. Lewis served as Daniels' National Sales Manager.

     John N. Stigler -- General Manager, Snack Foods. Mr. Stigler became the Company's General Manager, Snack Foods Division in January 1994. He joined Printpack in 1976 as a Sales Representative and has held various positions, including Sales Manager, Director of Midwest Sales and General Manager, Meats and Processed Foods Division.

     Terrence P. Harper -- General Manager, Confectionery Division. Mr. Harper became General Manager, Confectionery Division in April 1997. From 1995 to 1997, Mr. Harper was Operations Planning Manager for the Confectionery Division and held various other positions with the Company since joining it in 1989 in connection with the Company's acquisition of Daniels Packaging.

     Michael A. Fisher -- General Manager, Labels Division. Mr. Fisher was promoted to General Manager, Labels Division in October 1993. Previously, Mr. Fisher served as the Company's Director of Development from March 1993 to October 1993, its Director of Business Support from August 1992 to March 1993 and Managing Director, European Operations from August 1989 to August 1992.

     Frederick J. Crowe -- General Manager, Performance Packaging Division. Mr. Crowe has been with the Company in various capacities since 1977 and has served in his current position since August 1996. He previously served as Sales Manager, Performance Packaging Division from January 1994 to August 1996, as Plant Manager, Grand Prairie, Texas from November 1992 to January 1994 and as Director of Sales, National Accounts Division from August 1989 to November 1992.

     Thomas P. Murphree -- General Manager, Film Products Division. Mr. Murphree joined the Company with the Acquisition of JR Flexible in August 1996, where he had held various positions, most recently Vice President/General Manager, during his twenty-four year career there.

ITEM 11.  EXECUTIVE COMPENSATION

  Executive Officer Compensation

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during fiscal years 1996 and 1997, for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus for the fiscal year ended June 28, 1997, exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                                             -------------------      ALL OTHER
NAME AND PRINCIPAL POSITION(S)                                SALARY    BONUS(1)   COMPENSATION(2)
------------------------------                               --------   --------   ---------------
Mr. Dennis M. Love...................................  1997  $299,850   $157,153       $5,481
  President and Chief Executive Officer                1996   283,300     72,487        4,699
Mr. James E. Love, III...............................  1997   132,820     51,016        4,171
  Vice President, Business Development                 1996   116,010     30,853        2,819
Mr. Nicklas D. Stucky................................  1997   134,310     56,314        4,254
  Vice President, Human Resources                      1996   126,760     28,148        4,540
Mr. James J. Greco...................................  1997   185,530    132,797        5,283
  Vice President and General Manager, National         1996   176,900     88,186        4,685
  Accounts Division
Mr. R. Michael Hembree...............................  1997   147,690     61,924        3,106
  Vice President, Finance and Administration           1996   139,700     30,268        3,635

---------------

(1) Consists of cash bonuses paid under the Economic Value Added Plan portion of the Company's Incentive Compensation Plan (the "Incentive Plan"). Under the Incentive Plan, the Company establishes annual targets for improvement over the prior year's results. These targets are calculated and measured with respect to economic value added ("EVA") standards, and participants earn bonuses based on realization of EVA targets. Annually, participants' bonuses are paid 75% in cash and 25% in performance shares.
(2) Consists of Company contributions to the officer's account under the Company's Savings and Profit Sharing Plan. The Company's Savings and Profit Sharing Plan is a defined contribution employee benefit plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Under this plan, the Company matches 50% of the contributions up to the 6% contribution level, made by each qualified participant and may contribute other fixed amounts for the benefit of each qualified participant based upon a formula derived from years of service and base compensation.

              LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL YEAR 1997

                                                                                   PERFORMANCE OR
                                                              NUMBER OF SHARES,     OTHER PERIOD
                                                                  UNITS OR        UNTIL MATURATION
NAME                                                           OTHER RIGHTS(1)       OR PAYOUT
----                                                          -----------------   ----------------
Mr. Dennis M. Love..........................................       $52,379           March 2002
Mr. James E. Love, III......................................        17,004           March 2002
Mr. Nicklas D. Stucky.......................................        18,769           March 2002
Mr. James J. Greco..........................................        44,261           March 2002
Mr. R. Michael Hembree......................................        20,639           March 2002

---------------

(1) Dollar value of units of phantom stock (performance shares) granted in fiscal year 1997 pursuant to the Performance Share Plan portion of the Incentive Plan. Actual unit calculations had not been made as of the date of this Report. Each year, 25% of the bonus, if any, is required to be reinvested in phantom stock (performance shares), which shares rise or fall in value as the overall equity value of the Company rises or falls. These performance shares vest after four years and may be exercised and cash paid to the participant at any time thereafter. There is no guarantee that these performance shares will have any value at their vesting or redemption. No shares of Company stock are actually issued pursuant to the Performance Share Plan. Historically, bonuses including performance shares have been accrued during each fiscal year, but not awarded until the subsequent fiscal year.

  Director Compensation

     The Company does not currently compensate its directors for their service as such.

INCENTIVE AND DEFERRED COMPENSATION

  Economic Value-Added and Performance Share Plans

     The Company maintains a non-qualified, long-term incentive compensation plan for its employees (the "Incentive Plan") which is designed to align the short and long-term interests of its employees with its shareholders' interests. Under the Incentive Plan, the Company establishes annual targets for improvement over the prior year's results. These targets are calculated and measured with respect to economic value added ("EVA") standards. Targets are established on a Company-wide basis for each of the Company's five U.S. divisions.

     The Incentive Plan includes two tiers of incentive-based compensation linked to the Company's EVA. Although participation in the Incentive Plan is generally limited to managers within the Company, the final determination of an employee's eligibility to participate in the plan is made in the sole discretion of a committee which consists of the Company's President and the Vice-Presidents of Finance and Administration, and of Human Resources. Each year a participant's bonus, if any, ("EVA Bonus") is allocated from a bonus pool composed of two parts, a base award and an improvement award. The base award is calculated using a business unit's target EVA and the individual participant's base salary. The improvement award is based on the improvement of the unit's EVA from the previous year. The first tier consists of 75% of the EVA Bonus which is paid in cash to the participants as a short-term incentive.

     The second tier of the plan (the "Performance Share Plan") is a phantom stock plan, which acts as a long-term incentive 25% of each participant's EVA Bonus, if any, is reserved by the Company and invested in phantom stock called "performance shares", the value of which rise or fall with the overall equity value of the Company. There is no guarantee that these performance shares will have any value when they vest or become payable. These performance shares vest after four years and may be exercised by a participant at any time thereafter. The maximum number of performance shares available under the Performance Share Plan is equivalent to 15% of the Company's outstanding common stock. The percent of the EVA Bonus that must be reinvested in performance shares may be reduced pro rata if the 15% limit would be exceeded because of the full reinvestment. The Company may call outstanding performance shares from participants as it deems advisable.

  Deferred Compensation Agreements

     The Company maintains deferred compensation agreements (the "Deferred Income Agreements") with certain of its retired key employees. These agreements provide that Printpack will defer certain compensation and, upon such employee's retirement, death or disability, will make certain payments to, or on behalf of, the employee. In the case of retirement at age 60, or death or disability before age 60, Printpack will pay the employee or his designated beneficiary $40,000 annually over a 15 year period. In the case of death or disability after age 60, the payments will continue for the remainder of the 15 year period that began at age 60. If an employee's employment is terminated, the employee engages in an activity which the Company's board of directors deems harmful to the Company, or the employee ceases to provide advice to the Company when reasonably requested, Printpack is only obligated to pay, without interest, the total amount of the compensation previously deferred by the employee. The only retired employees currently a party to a Deferred Income Agreement are Robert B. Paxton and Edward
J. Hilbert, Jr.

     The Company's founder agreed to pay Neil Williams or his beneficiary $40,000 per year in deferred compensation beginning at age 65. Mr. Williams, the Company's only director that is not a salaried employee of the Company or a principal shareholder, has served as the Company's Secretary and as a director since 1977.

     The Company also maintains Family Security Agreements with certain of its key employees (the "Family Security Agreements"). These agreements provide that certain disability and death benefits will be paid to such employees or their family members. In the case of the employee's death, his or her spouse will receive annually for the rest of such spouse's life, 50% of the employee's total cash compensation, including bonuses, for the last full year of employment. In addition, Printpack will pay 10% of such total cash compensation to such spouse for the oldest child of the employee under the age of 23 and 5% of such total cash compensation for every other child under the age of 23, such payments to continue until the respective children reach 23 years of age. In the event of the employee's disability while an employee of Printpack, Printpack shall pay the employee $40,000 annually for the employee's life. In addition to the other death and disability payments, Printpack will pay $10,000 to each of the employee's children under the age of 23 for each year they pursue a course of higher education. If the employee voluntarily terminates his employment (except upon retirement), engages in an activity which the Company's board of directors deems harmful to the Company or the employee ceases to provide advice to the Company when reasonably requested, all benefits under the Family Security Agreement will be forfeited. If Printpack terminates the employee's employment, there is a vesting schedule ranging from 50% at five years of employment to 100% at more than 10 years. All payments to be made under a Family Security Agreement are indexed to the All Urban Consumer's Cost of Living Index published by the U.S. Government. The Company currently has Family Security Agreements with Dennis M. Love, R. Michael Hembree, Nicklas D. Stucky and Thomas J. Dunn, Jr., all of whom are fully vested.

     The Company believes that it has substantially funded these benefits through insurance policies previously purchased.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company was reorganized effective June 29, 1996 to facilitate the Acquisition and its financing. Previously, the Company was owned and operated together with Enterprises, a Georgia corporation that had elected to be taxed as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended. Printpack and Enterprises were affiliated by common ownership and management. Following the Company's 1996 fiscal year, Printpack and Enterprises were reorganized into a holding company structure (the "Reorganization"). Holdings, a new Delaware corporation, was formed, and Enterprises contributed substantially all its assets and liabilities to Printpack.

     Enterprises owns approximately 100% of the Company and Holdings owns approximately 97% of Enterprises. The principal shareholders of Holdings as of this date included several members of the family of J. Erskine Love, Jr., the Company's founder, and a limited partnership which is controlled by the Love family.

Certain of the principal shareholders of Holdings serve on the boards of directors of the Company, Enterprises and Holdings and are involved in the management of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 29, 1986, the Company made a loan to Mr. Robert B. Paxton, a long-time employee of the Company, for personal purposes. The loan is evidenced by a demand note in the principal amount of $320,000 at 6.1% simple interest per year. This loan was cancelled in fiscal 1997 in consideration of other compensation owed by the Company to Mr. Paxton.

     In connection with the Company's decision to discontinue its election under Subchapter S in February 1994, the Company distributed to its shareholders the balance of its aggregate accumulated adjustments accounts, which represented amounts previously taxed to the Company's shareholders. Subsequent to this distribution, these shareholders restored this cash to the Company in 1995 by purchasing approximately $10.4 million aggregate principal amount of subordinated notes from the Company (the "Shareholder Notes"). All of the shareholders of Holdings who are also directors and officers of the Company are holders of the Shareholder Notes.

     Pursuant to an employment agreement between the Company and its founder, J. Erskine Love, Jr. dated June 23, 1983, the Company agreed to make certain death benefit payments to Mr. Love's wife, Gay M. Love. These payments, which began at Mr. Love's death in 1987 and will continue for the rest of Ms. Love's life, equaled $464,600 in 1997 and are adjusted each year based upon the Consumer Price Index. See "Item 11 -- Incentive and Deferred Compensation" for a description of other deferred compensation arrangements, including those with Messrs. Paxton, Hilbert and Williams.

     In summer 1997, Dennis M. Love was elected as a director of SunTrust Bank, Atlanta and SunTrust Banks of Georgia (collectively, "SunTrust"). SunTrust is a participant in the Company's term loan secured bank facility and in its revolving credit facility. SunTrust is the lender on the Company's $10 million swing line facility used to fund daily cash flow fluctuations and cash management needs. These facilities were negotiated at arms-length with SunTrust prior to Mr. Love becoming a SunTrust director, and it is believed that such loans were made in the ordinary course, on substantially the same terms, including interest rates and collateral as comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. See Note 6 to Financial Statements.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

     The following financial statements of Printpack, Inc., incorporated by reference into Item 8, are attached hereto beginning on page 25:

Statements of Income for the Three Years Ended June 28, 1997

Balance Sheets as of June 28, 1997 and June 29, 1996

Statements of Changes in Shareholders' Equity for the Three Years Ended June 28, 1997

Statements of Cash Flows for the Three Years Ended June 28, 1997

Notes to Financial Statements

Report of Independent Certified Public Accountants

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Printpack, Inc. is attached hereto:

Schedule VIII -- Valuation and Qualifying Accounts

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT    CHARGED TO                 BALANCE
                                                       BEGINNING OF   COSTS AND                 AT END OF
DESCRIPTION                                               PERIOD       EXPENSES    DEDUCTIONS     PERIOD
-----------                                            ------------   ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Year ended June 24, 1995
  Allowance for Doubtful Accounts....................      $331          $645        $(748)        $228
                                                           ====          ====        =====         ====
Year ended June 29, 1996
  Allowance for Doubtful Accounts....................      $228          $560        $(502)        $286
                                                           ====          ====        =====         ====
Year ended June 28, 1997
  Allowance for Doubtful Accounts....................      $286          $566        $  --         $852
                                                           ====          ====        =====         ====

  The notes to the financial statements are an integral part of this schedule.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Printpack, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 12, 1997 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

Price Waterhouse LLP

Atlanta, Georgia
September 12, 1997

     All other schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

     3. EXHIBITS

     Unless indicated below, the exhibits are incorporated by reference herein from the Company's Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting stockholder of the Company upon request to Secretary, Printpack Inc., 4335 Wendell Drive, S.W., Atlanta, Georgia 30336. There is a charge of $.50 per page to cover expenses for copying and mailing.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1     --   Asset Purchase Agreement, dated as of April 10, 1996, by and between James River Corporation of Virginia and Printpack,
               Inc., as amended.
  2.2     --   Reorganization Agreement dated as of July 1, 1996 by and
               among Printpack Holdings, Inc., Printpack, Inc., Printpack
               Enterprises, Inc. and Printpack Illinois, Inc.
  3.1     --   Restated Articles of Incorporation of Printpack, Inc.
  3.2     --   Bylaws of Printpack, Inc.
  4.1     --   Indenture, dated August 22, 1996, between Printpack, Inc.
               and Fleet National Bank, as Trustee relating to the 9 7/8%
               Senior Notes due 2004.
  4.2     --   Indenture, dated August 22, 1996, between Printpack, Inc.
               and Fleet National Bank, as Trustee relating to the 10 5/8%
               Senior Subordinated Notes due 2006.
 10.1     --   Credit Agreement, dated as of August 22, 1996, by and among
               Printpack, Inc., the lenders a party thereto and First
               National Bank of Chicago, as Contractual Representative.
 10.2     --   Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
               Inc., as amended.
 10.3     --   Printpack, Inc. Savings and Profit Sharing Plan, as amended.
 10.4     --   Printpack, Inc. Incentive Compensation Plan.
 10.5     --   Guarantee dated as of January 5, 1995 made by Printpack,
               Inc. in favor of PNC Bank, Ohio, National Association, as
               amended.
 10.6     --   Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
               Securities Corporation.
 10.7     --   Receivables Sale Agreement dated as of August 22, 1996 by
               and between Printpack, Inc. and Flexible Funding Corp.
 10.8     --   Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
               Securitization Corporation and the financial institutions
               party hereto as Investors and The First National Bank of
               Chicago, as Agent.
 10.9     --   Intercreditor Agreement, dated August 22, 1996, by and
               between The First National Bank of Chicago, as Contractual
               Representative and The First National Bank of Chicago, as
               Agent.
*12       --   Computation of Ratio of Earnings to Fixed Charges
*21       --   List of Subsidiaries.
*23.1     --   Consent of Price Waterhouse LLP
*27       --   Financial Data Schedule. (For SEC purposes only.)
 99.1     --   Contribution Agreement dated as of January 5, 1995 by and
               between Printpack, Inc. and Orflex Ltd.
 99.2     --   Lease dated September 11, 1980 by and between Gulf Oil
               Corporation and Crown Zellerbach Corporation relating to the
               Orange, Texas Plant (the rights and obligations of the
               lessee under the foregoing Lease has been assigned
               ultimately to Printpack, Inc.)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 99.3     --   Ground Lease dated September 11, 1980 by and between Gulf
               Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
               ultimately to Printpack, Inc.).
 99.4     --   Ground Lease Agreement dated January 1, 1981 by and between
               Gulf Oil Corporation and Crown Zellerbach Corporation
               relating to the Orange, Texas Plant (the rights and
               obligations of the lessee under the foregoing Lease have
               been assigned ultimately to Printpack, Inc.).
 99.5     --   Ground Lease dated September 9, 1985 by and between Chevron
               Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
               the lessee under the foregoing Lease have been assigned
               ultimately to Printpack, Inc.).
 99.6     --   Lease dated July 25, 1990 by and between The Lawson Group,
               LTD. and Shell Oil Company relating to the Williamsburg,
               Virginia plant (the rights and obligations of the lessee
               under the foregoing Lease have been assigned ultimately to
               Printpack, Inc.).
 99.7     --   Note Purchase Agreement dated, August 15, 1996, by and
               between Printpack, Inc. and Donaldson, Lufkin & Jenrette
               Securities Corporation relating to the 9 7/8% Senior Notes due 2004 and the 10 7/8% Senior Subordinated Notes due 2006.
 99.8     --   Deferred Income Agreement dated December 17, 1984 with
               Edward Hilbert, Jr.
 99.9     --   Deferred Income Agreement dated December 17, 1984 with
               Robert B. Paxton.
 99.10    --   Deferred Income Agreement dated July 10, 1996 with Neil
               Williams.
 99.11    --   Family Security Agreement dated April 4, 1986 with Dennis M.
               Love.
 99.12    --   Family Security Agreement dated February 24, 1986 with R.
               Michael Hembree.
 99.13    --   Family Security Agreement dated February 24, 1986 with
               Thomas J. Dunn, Jr.
 99.14    --   Family Security Agreement dated February 24, 1986 with
               Nicklas D. Stucky.
 99.15    --   Amended and Restated Employment Agreement dated June 23,
               1983 with J. Erskine Love, Jr.

---------------

* Items filed herewith.

     (B) REPORTS ON FORM 8-K

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended June 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 1997.

                                          PRINTPACK, INC.

                                          By:      /s/ DENNIS M. LOVE
                                            ------------------------------------
                                                       Dennis M. Love
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities indicated on September 25, 1997.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ DENNIS M. LOVE                    President and Chief Executive Officer and
-----------------------------------------------------    Director
                   Dennis M. Love                        (Principal Executive Officer)

               /s/ R. MICHAEL HEMBREE                  Vice President, Finance and Administration and
-----------------------------------------------------    Director (Principal Financial and Accounting
                 R. Michael Hembree                      Officer)

                 /s/ JAMES J. GRECO                    Director
-----------------------------------------------------
                   James J. Greco

                                                       Director
-----------------------------------------------------
              Carol Anne Love Jennison

                  /s/ C. KEITH LOVE                    Director
-----------------------------------------------------
                    C. Keith Love

                                                       Director
-----------------------------------------------------
                     Gay M. Love

               /s/ JAMES E. LOVE, III                  Director
-----------------------------------------------------
                 James E. Love, III

                 /s/ WILLIAM J. LOVE                   Director
-----------------------------------------------------
                   William J. Love

                                                       Director
-----------------------------------------------------
                  Robert B. Paxton

                                                       Director
-----------------------------------------------------
                   G. David Peake

                                                       Director
-----------------------------------------------------
                    Neil Williams

                                PRINTPACK, INC.

                                 BALANCE SHEETS

                                                              JUNE 29,   JUNE 28,
                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $    242   $  1,140
  Trade accounts receivable, less allowance for doubtful
     accounts of $286 and $852..............................    35,742     76,075
  Inventories...............................................    34,831     90,074
  Prepaid expenses and other current assets.................    10,348     23,251
  Net assets held for sale..................................        --      8,673
  Deferred income taxes.....................................     1,844      2,260
                                                              --------   --------
          Total current assets..............................    83,007    201,473
  Property, plant and equipment, net........................   137,628    353,094
  Goodwill, less accumulated amortization of $9,101 and
     $13,065................................................       617     67,004
  Other assets..............................................     9,270     28,939
  Deferred income taxes.....................................       747         --
                                                              --------   --------
                                                              $231,269   $650,510
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................  $ 26,539   $ 55,999
  Accrued severance and restructuring costs.................     5,986      3,574
  Accrued salaries, wages, benefits and bonuses.............     6,967     15,333
  Current maturities of long-term debt......................    30,625     16,000
  Short-term borrowings under lines of credit...............     5,504      3,831
                                                              --------   --------
          Total current liabilities.........................    75,621     94,737
  Long-term debt............................................   110,625    312,000
  Subordinated long-term debt...............................    10,384    210,384
  Other long-term liabilities...............................    21,179     27,413
  Deferred income taxes.....................................        --      2,434
                                                              --------   --------
          Total liabilities.................................   217,809    646,968
                                                              --------   --------
Shareholders' equity
  Common stock, no par value, 5,000,000 shares authorized,
     4,218,560 shares issued and outstanding................     1,011      1,011
  Additional paid-in capital................................       413      6,687
  Retained earnings (accumulated deficit)...................    12,036     (4,156)
                                                              --------   --------
          Total shareholders' equity........................    13,460      3,542
                                                              --------   --------
  Commitments and contingencies.............................        --         --
                                                              --------   --------
                                                              $231,269   $650,510
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                            STATEMENTS OF OPERATIONS

                                                              52 WEEKS    53 WEEKS    52 WEEKS
                                                                ENDED       ENDED       ENDED
                                                              JUNE 24,    JUNE 29,    JUNE 28,
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
Net Sales...................................................   $454,645    $442,931    $782,443
Cost of goods sold..........................................    370,630     363,091     672,669
Write-off of margin on acquired inventory...................         --          --       7,296
                                                               --------    --------    --------
Gross margin................................................     84,015      79,840     102,478
Selling, administrative and research and development
  expenses..................................................     49,796      44,581      67,680
Restructuring charges.......................................        626          --          --
Severance expense...........................................         --       7,870          --
Write-off of equity investment..............................      4,673         200          --
Amortization of goodwill....................................        169         169       3,965
                                                               --------    --------    --------
Income from operations......................................     28,751      27,020      30,833
Other (income) expense
  Interest expense..........................................      9,943      10,814      46,600
  Undistributed loss from equity investment.................        316       1,111         741
  Other, net................................................        463      (1,221)        149
                                                               --------    --------    --------
Income (loss) before provision for income taxes.............     18,029      16,316     (16,657)
                                                               --------    --------    --------
Provision (benefit) for income taxes
  Current...................................................      5,938       2,963      (4,861)
  Deferred..................................................     (5,074)        117       2,765
                                                               --------    --------    --------
                                                                    864       3,080      (2,096)
                                                               --------    --------    --------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................     17,165      13,236     (14,561)
Cumulative effect of change in accounting principle.........       (341)         --          --
Extraordinary item -- loss on early extinguishment of debt
  (net of income tax benefit of $999).......................         --          --      (1,631)
                                                               --------    --------    --------
Net income (loss)...........................................   $ 16,824    $ 13,236    $(16,192)
                                                               ========    ========    ========
Unaudited pro forma data (Note 18)
  Income before income taxes................................   $ 18,029    $ 16,316
  Pro forma provision for income taxes......................      6,858       6,555
                                                               --------    --------
          Pro forma net income..............................   $ 11,171    $  9,761
                                                               ========    ========
Net income (loss) per common share..........................               $   2.31    $  (3.84)
Weighted average number of shares outstanding used in
  calculation of net income (loss) per common share.........              4,218,560   4,218,560

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               RETAINED
                                                                ADDITIONAL     EARNINGS
                                                       COMMON    PAID-IN     (ACCUMULATED    TOTAL
                                                       STOCK     CAPITAL       DEFICIT)      EQUITY
                                                       ------   ----------   ------------   --------
                                                                      (IN THOUSANDS)
Balance as of June 25, 1994..........................  $1,011     $  413       $ 40,563     $ 41,987
  Net income.........................................     --          --         16,824       16,824
  Dividends to parent................................     --          --        (26,506)     (26,506)
                                                       ------     ------       --------     --------
Balance as of June 24, 1995..........................  1,011         413         30,881       32,305
  Net income.........................................     --          --         13,236       13,236
  Dividends to parent................................     --          --        (32,081)     (32,081)
                                                       ------     ------       --------     --------
Balance as of June 29, 1996..........................  1,011         413         12,036       13,460
  Net loss...........................................     --          --        (16,192)     (16,192)
  Shareholder contributions..........................     --       6,274             --        6,274
                                                       ------     ------       --------     --------
Balance as of June 28, 1997..........................  $1,011     $6,687       $ (4,156)    $  3,542
                                                       ======     ======       ========     ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                            STATEMENTS OF CASH FLOWS

                                                              52 WEEKS   53 WEEKS   52 WEEKS
                                                               ENDED      ENDED       ENDED
                                                              JUNE 24,   JUNE 29,   JUNE 28,
                                                                1995       1996       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Operating activities
  Net income (loss).........................................  $ 16,824   $ 13,236   $ (16,192)
                                                              --------   --------   ---------
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation...........................................    22,386     24,734      47,605
     Amortization of goodwill...............................       169        169       3,965
     Amortization of prepaid loan costs.....................        --         --       1,831
     Amortization of cost of interest rate lock agreement...        --         --         665
     Write-off of margin on acquired inventory..............        --         --       7,296
     Loss on sale of property, plant and equipment..........        --         --         711
     Amortization of deferred gain..........................        --       (323)       (646)
     Undistributed loss from equity investment..............       316      1,111         741
     Deferred income taxes..................................    (5,074)       117       2,765
     Postretirement and postemployment benefits.............     2,390       (250)        401
     Incentive compensation.................................     5,785     (2,044)       (744)
     Gain on life insurance benefits........................        --     (1,143)         --
     Other..................................................      (284)       588        (133)
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable...........      (900)        94      (7,280)
       (Increase) decrease in inventories...................     3,835     (2,839)      1,579
       (Increase) decrease in prepaid expenses and other
          assets............................................      (188)    (3,734)        142
       Increase (decrease) in accounts payable, accrued
          expenses, and dividends payable...................    (2,043)   (17,956)      8,345
       Increase (decrease) in accrued severance costs.......        --      5,986     (10,309)
       Decrease in accrued restructuring costs..............        --         --      (5,564)
       Increase (decrease) in other long-term liabilities...    (3,484)        --       1,993
                                                              --------   --------   ---------
          Total adjustments.................................    22,908      4,510      53,363
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    39,732     17,746      37,171
                                                              --------   --------   ---------
Investing activities
  Purchases of property, plant and equipment................   (34,800)   (25,786)    (25,042)
  Proceeds from sale of property, plant and equipment.......     5,341        750       3,595
  Payment for purchase of JR Flexible, net of cash
     received...............................................        --         --    (369,775)
  Other.....................................................        --         --      (4,771)
  Insurance proceeds received...............................        --      1,336          --
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (29,459)   (23,700)   (395,993)
                                                              --------   --------   ---------
Financing activities
  Principal payments on long-term debt......................    (5,850)    (5,975)   (149,250)
  Proceeds from issuance of long-term debt..................        --         --     270,000
  Proceeds from issuance of subordinated debt...............    10,384         --     200,000
  Net proceeds from borrowings on lines of credit, revolving
     credit and receivable securitization facilities........        --     40,504      64,327
  Cost of interest rate lock agreement......................        --         --      (7,380)
  Debt prepayment premiums and debt issuance costs..........        --         --     (17,977)
  Dividends paid............................................   (26,506)   (32,081)         --
  Other.....................................................     1,669         --          --
                                                              --------   --------   ---------
          Net cash provided by (used in) financing
            activities......................................   (20,303)     2,448     359,720
                                                              --------   --------   ---------
Increase (decrease) in cash and cash equivalents............   (10,030)    (3,506)        898
Cash and cash equivalents, beginning of year................    13,778      3,748         242
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $  3,748   $    242   $   1,140
                                                              ========   ========   =========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 29, 1996 AND JUNE 28, 1997

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Printpack, Inc. ("Printpack" or "the Company") manufactures flexible packaging material primarily for the food and beverage industries throughout North America. Printpack acquired (the "Acquisition") the Flexible Packaging Group of James River Corporation of Virginia ("JR Flexible") (See Note 2) on August 22, 1996, and the accompanying financial statements include the results of operations of the former JR Flexible since that date. The transaction was accounted for using the purchase method in accordance with generally accepted accounting principles.

     Printpack's parent company, Printpack Enterprises, Inc. ("Enterprises"), until June 29, 1996, conducted a portion of Printpack's operations. In July 1996, as part of and to facilitate the financing of the Acquisition, Printpack and Enterprises were reorganized (the "Reorganization"). In the Reorganization, Printpack Holdings, Inc. ("Holdings") was formed and acquired approximately 97% of the outstanding common stock of Enterprises, which in turn acquired approximately 100% of the outstanding stock of Printpack. Holdings and Enterprises are non-operating holding companies that also control flexible packaging operations conducted through separately chartered United Kingdom affiliates.

     The accompanying 1996 balance sheet has been presented to include, at its historical cost, the assets and liabilities of the North American operations of Printpack and Enterprises. The 1995 and 1996 statements of income and cash flows were derived from the accounting records of Printpack and Enterprises and include the revenue, expenses and cash flows attributable to both of the Companies' historical North American operations.

INTERCOMPANY TRANSACTIONS

     The accompanying financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in June. The Company's fiscal years ended June 24, 1995 and June 28, 1997 included 52 weeks, and the fiscal year ended June 29, 1996 included 53 weeks.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist principally of highly liquid, short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value.

INVENTORIES

     Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization, which is provided using the straight-line method over the estimated useful lives of the assets ranging from five to thirty years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when

                                PRINTPACK, INC.

incurred. The cost and accumulated depreciation of property, plant and equipment sold or retired are relieved from the accounts, and resulting gains or losses are reflected in income.

INCOME TAXES

     The Company has historically been included in a consolidated Federal income tax return and a combined/unitary state income tax return. Income taxes reflected in the accompanying statements of operations represent the Company's share of the consolidated tax provision which approximates the tax effect that would have been recognized had a separate income tax return been filed.

     Enterprises in 1995 and 1996 is presented as an S corporation, having elected S corporation status in 1989. Under the provisions of the Internal Revenue Code, S corporations are not subject to federal income tax because taxable income or loss inures to its shareholders. Accordingly, a provision for federal income taxes has not been recorded for Enterprises. State income taxes have been provided for certain states which do not recognize S corporation status. Enterprises terminated its S corporation election in connection with the Reorganization. See Note 18 for unaudited pro forma income tax information.

INTANGIBLE ASSETS

     Intangible assets resulting from business acquisitions consist of the excess of the acquisition cost over the fair value of the net assets of businesses acquired (goodwill). Goodwill is amortized on a straight-line basis over 15 to 20 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 29, 1996 and June 28, 1997, management believes that goodwill has not been impaired.

REVENUE

     Revenue is recognized at the time of shipment. Sales to one customer approximated 28%, 25% and 15% of total sales during 1995, 1996 and 1997, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company extends credit to its customers based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is primarily dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for such losses.

RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs when incurred. Research and development costs expensed during the years ended June 24, 1995, June 29, 1996 and June 28, 1997 were approximately $5,800,000, $5,200,000 and
$8,133,000, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                PRINTPACK, INC.

2. ACQUISITION

     In April 1996, the Company entered into an agreement with James River Corporation of Virginia to purchase certain assets and assume certain liabilities of JR Flexible, which also manufactured flexible packaging material primarily for food industries in North America. The agreement was consummated on August 22, 1996 for a purchase price of approximately $370 million. This Acquisition and the repayment of the majority of the Company's outstanding debt was financed by the issuance of $100,000,000 of Senior Notes, $200,000,000 of Senior Subordinated Notes, a new term loan of $170,000,000 and a draw of $53,700,000 on a $155,000,000 new revolving credit facility. At the closing of these transactions on August 22, 1996, the revolving credit facility was reduced permanently to its present level of $105,000,000 by the Receivables Securitization Facility of up to $50,000,000. Proceeds of $23,000,000 from the initial borrowings under this Facility collateralized by receivables were received by the Company on August 22, 1996.

     The purchase price was allocated as follows:

Working capital, other than cash............................  $ 58,737
Property, plant and equipment...............................   250,810
Goodwill....................................................    43,851
Other intangibles...........................................    26,500
Other liabilities assumed...................................   (10,123)
                                                              --------
          Total purchase price..............................  $369,775
                                                              ========

     This allocation has resulted in goodwill of approximately $43.9 million and other intangibles of approximately $26.5 million, which are being amortized on a straight-line basis over 15 years.

     In connection with the Acquisition, the Company closed two of the acquired plants in San Leandro, California and Dayton, Ohio. Costs connected with the closures, approximately $10,123,000 and $1,000,000 of other acquisition related costs, were accrued and represent management's best estimate of the anticipated costs to be incurred. The net assets of these facilities are recorded as Net Assets Held for Sale in the accompanying Balance Sheet. The operating results of these facilities are included in the statement of operations and statement of cash flows presented and were not material to the Company's financial results for the period.

     Pro forma results, as if the Acquisition occurred on July 1, 1995, are as follows:

                                                                 53 WEEKS        52 WEEKS
                                                                  ENDED            ENDED
                                                              JUNE 29, 1996    JUNE 28, 1997
                                                              --------------   -------------
                                                                      (IN THOUSANDS)
Net sales...................................................     $909,954        $845,384
Loss before extraordinary item..............................       (9,992)        (10,624)
Net loss....................................................       (9,992)        (12,255)

     The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the Acquisition taken place at the beginning of the period or of future results of the Company.

     Concurrent with the Acquisition and new financing, the Company prepaid its then existing debt and, consequently, recorded an extraordinary loss of $1,631,000 related to the early retirement of debt. The extraordinary loss was comprised of a $2,630,000 prepayment penalty, net of a $999,000 income tax benefit. On June 28, 1996, the Company entered into an amended interest rate lock agreement with a bank to manage its interest rate exposure on anticipated borrowings to be incurred in connection with the Acquisition described above. This amended agreement, which terminated on August 19, 1996, designated the Company and the bank as fixed and floating rate payers, respectively, on a notional principal amount of $300 million. As a result of subsequent declines in interest rates, the Company, on August 19, 1996 paid approximately $7.4 million on

                                PRINTPACK, INC.

the settlement of this agreement, which cost will be deferred and amortized to interest expense over the life of the Senior Notes and the Senior Subordinated Notes. Such cost is included in other assets on the accompanying Balance Sheets.

3. INVENTORIES

     Inventories are summarized as follows:

                                                               1996      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $16,883   $35,733
Work-in-process.............................................    6,769     9,070
Finished goods..............................................   27,220    62,004
                                                              -------   -------
                                                               50,872   106,807
Reduction to state inventories at last-in, first-out cost
  (LIFO)....................................................   16,041    16,733
                                                              -------   -------
          Total inventories.................................  $34,831   $90,074
                                                              =======   =======

     During 1995 and 1996 certain inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1995 and 1996 purchases, the effect of which decreased cost of goods sold and increased income from operations by approximately $1,800,000 and $500,000, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                1996        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $   3,814   $   8,691
Buildings...................................................     57,734      90,371
Machinery and equipment.....................................    226,647     416,272
Leasehold improvements......................................      1,439       5,784
Construction in progress....................................      8,436      31,383
                                                              ---------   ---------
                                                                298,070     552,501
Less accumulated depreciation and amortization..............   (160,442)   (199,407)
                                                              ---------   ---------
                                                              $ 137,628   $ 353,094
                                                              =========   =========

5. INVESTMENT IN JOINT VENTURE

     Effective January 1995, the Company entered into an agreement with Orchem, Inc., to form a joint venture, Orflex Ltd. ("Orflex"), an Ohio limited liability partnership. Under the terms of the joint venture agreement, the Company contributed its Cincinnati plant to the joint venture. For its contribution, the Company received a 49% limited partnership interest in the joint venture and $5,300,000 in cash. As part of the joint venture agreement, the Company has guaranteed the debt of the joint venture, which totaled approximately $5,700,000 at June 29, 1996 and $4,700,000 at June 28, 1997. This debt is subject to repayment requirements through a final maturity date of January 2005. The Company believes the likelihood of loss as a result of this debt guarantee is remote based upon the present and forecasted financial condition of Orflex. The Orflex transaction was accounted for as a sale of assets to the extent of third-party ownership in the joint venture during 1995. As a result, the Company recorded a deferred gain of approximately $3,885,000, which is being recognized under the instalment method as Orflex makes principal payments on the debt. The Company

                                PRINTPACK, INC.

recognized approximately $323,000 and $646,000 of this deferred gain during 1996 and 1997, respectively, as a result of principal payments made by Orflex.

     The Company's investment in Orflex is accounted for using the equity method and is stated at cost plus the Company's share of undistributed earnings from the joint venture. The carrying amount of the investment, which approximated $277,000 and $(471,000) at June 29, 1996 and June 28, 1997, respectively, is included in Other assets on the accompanying Balance Sheets.

     The Company purchases for resale to its customers certain finished goods inventories from Orflex. During 1995, 1996 and 1997, purchases from Orflex totaled approximately $3,235,000, $2,482,000 and $1,672,000, respectively. Pursuant to a note arrangement which became effective during January 1996, the Company has extended certain working capital loans to Orflex. Such loans, which bear interest at the rate of LIBOR plus 2%, are payable upon demand by the Company at any time after December 31, 1996. Outstanding draws related to such loans, including accrued interest, totaled approximately $1,700,000 at June 29, 1996 and $3,800,000 at June 28, 1997.

6. LONG-TERM DEBT, SUBORDINATED DEBT AND LINES OF CREDIT

     Long-term debt is summarized as follows:

                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
10.625% unsecured senior subordinated notes payable in
  August 2006, interest payable semi-annually; proceeds used to refinance existing debt and to finance the
  Acquisition...............................................             $200,000
9.875% unsecured senior notes payable in August 2004,
  interest payable semi-annually; proceeds used to refinance
  existing debt and to finance the Acquisition..............              100,000
7.1875% secured senior notes to banks payable in quarterly
  instalments of $4,000,000 each in fiscal 1998, $6,000,000
  each in fiscal 1999, $8,000,000 each in fiscal 2000,
  $10,000,000 each in fiscal 2001 and $12,500,000 each in
  fiscal 2002 (final instalment due June 30, 2002); interest payable quarterly; secured by substantially all of the
  Company's assets; proceeds used to refinance existing debt
  and to finance the Acquisition............................              162,000
Revolving credit facility with banks due in August 2002;
  interest payable quarterly at variable rates; secured by
  substantially all of the Company's assets; proceeds used
  to refinance existing debt and to finance the
  Acquisition...............................................               20,000
Accounts receivable securitization facility with a bank due
  in August 2002; interest payable quarterly at variable
  rates; proceeds used to refinance existing debt and to
  finance the Acquisition...................................               46,000
11% unsecured subordinated notes payable to the Printpack
  Holdings, Inc.'s shareholders payable in an instalment of
  $3,422,000 in May 2005 and the remaining principal payable in May 2014; interest payable annually; proceeds used to
  provide working capital...................................    10,384     10,384
6.47% unsecured senior notes payable to insurance companies
  in annual instalments of $4,727,272, beginning in December
  1998 (final instalment due in December 2008), interest
  payable semi-annually; proceeds used to retire debt, and
  finance various capital projects..........................    52,000

                                PRINTPACK, INC.

                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
5.30% unsecured senior note payable to insurance company,
  entire principal payable on December 9, 1997, interest
  payable semi-annually; proceeds used to retire debt and
  finance various capital projects..........................     8,000
7.75% unsecured note payable to bank with interest payable
  quarterly, entire principal payable on December 31, 1996;
  proceeds financed various capital projects................    25,000
9.35% unsecured senior notes payable to insurance companies
  in annual instalments of $2,500,000 beginning in January
  1993 (final instalment due in January 2002), interest
  payable semi-annually; proceeds financed acquisition
  activities in 1989........................................    15,000
9.90% unsecured senior notes payable to insurance companies
  in annual instalments of $3,125,000, plus interest,
  beginning in January 1991 (final instalment due in January
  1998); proceeds financed various capital expansion
  projects..................................................     6,250
6.50% revolving credit facility with a bank due in November
  1997......................................................    35,000
                                                              --------   --------
                                                               151,634    538,384
Less current portion........................................   (30,625)   (16,000)
                                                              --------   --------
                                                              $121,009   $522,384
                                                              ========   ========

     Aggregate principal maturities of long-term debt are as follows:

                                                               FISCAL YEAR
                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
1998........................................................     $ 16,000
1999........................................................       24,000
2000........................................................       32,000
2001........................................................       40,000
2002........................................................       50,000
2003 and thereafter.........................................      376,384
                                                                 --------
                                                                 $538,384
                                                                 ========

     The agreements related to debt outstanding to banks as of June 28, 1997 require that the Company, among other things, restrict the payment of dividends, the redemption of stock and the incurrence of additional debt; restrict investments; and limit the amount of pledged assets and advances and loans to employees. The Company obtained amendments of all financial covenants due to noncompliance for the year ended June 28, 1997.

     The Company capitalized interest of approximately $579,000, $887,000 and $1,351,000 in 1995, 1996 and 1997, respectively, relating to additions of plant and equipment.

     Total cash paid during the year for interest, net of amounts capitalized, was $9,255,000, $10,172,000 and $31,511,000 during 1995, 1996 and 1997, respectively.

     At June 29, 1996, the Company had lines of credit with various banks providing for borrowings of up to $14,300,000 bearing interest at the lower of the banks' prime rate or a negotiated rate. Borrowings under these lines at June 29, 1996 were $5,504,000. At June 28, 1997, the Company had a line of credit with a bank providing for borrowings of up to $10,000,000 bearing interest at the lower of the bank's prime rate or a negotiated rate. Current borrowings under this line were $3,831,000. The Company's available borrowings

                                PRINTPACK, INC.

under its revolving credit facility were $85,000,000 and under its receivable securitization facility were $4,000,000 at June 28, 1997.

7. DEFERRED COMPENSATION

     Pursuant to the terms of a deferred compensation agreement, the Company is obligated to pay the former chief executive's beneficiary certain monthly amounts over the remainder of the beneficiary's life. At June 29, 1996 and June 28, 1997, approximately $4,075,000 and $3,918,000, respectively, has been accrued under this agreement. Interest expense on this obligation approximated $469,000, $412,000 and $395,000 during 1995, 1996 and 1997, respectively.

     The Company is obligated under deferred compensation agreements to make monthly payments in varying amounts to certain former officers and directors through June 2011. At June 29, 1996 and June 28, 1997, the Company had accrued approximately $780,000 and $654,000, respectively, relating to these agreements. For 1995, 1996, and 1997, interest expense related to these agreements approximated $41,000, $66,000 and $63,000, respectively.

     Future minimum annual payments required by deferred compensation agreements are as follows:

                                                               FISCAL YEAR
                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
1998........................................................     $   664
1999........................................................         635
2000........................................................         646
2001........................................................         597
2002........................................................         614
2003 and thereafter.........................................       5,245
                                                                 -------
          Total minimum payments............................       8,401
Less amounts representing interest at 8% to 12%.............      (3,787)
                                                                 -------
          Total obligation..................................     $ 4,614
                                                                 =======

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
PREPAID EXPENSES AND OTHER CURRENT ASSETS
Vendor rebates receivable...................................  $ 4,365    $ 6,225
Prepaid insurance...........................................    3,101      3,517
Other items.................................................    2,882     13,509
                                                              -------    -------
                                                              $10,348    $23,251
                                                              =======    =======

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Trade accounts payable......................................  $18,065    $28,436
Accrued interest............................................    2,007     12,372
Other items.................................................    6,467     15,191
                                                              -------    -------
                                                              $26,539    $55,999
                                                              =======    =======

                                PRINTPACK, INC.

9. EQUITY TRANSACTIONS WITH PARENT

     During 1995 and 1996 the Company declared dividends approximating $26,506,000 and $32,081,000. Approximately $6,126,000 of the dividends declared in 1995 were for estimated S Corporation tax payments required by the shareholders of Enterprises for their applicable liability for income attributable to Enterprises' operations. $10,384,000 of proceeds from special distributions of aggregate accumulated adjustments accounts, which represented amounts previously taxed to the Company's shareholders and which were made in connection with the termination of the Company's Subchapter S tax election in 1994, were loaned to the Company in 1995 by certain of the Parent's shareholders under subordinated notes payable described in Note 6.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

     The carrying amounts approximate fair value because of the short maturity of those instruments.

NOTE RECEIVABLE

     The carrying amount for the note receivable approximates its fair value based upon the approximate interest rates at which similar loans would be made.

LONG-TERM DEBT

     The carrying amounts of floating rate long-term debt are assumed to approximate their fair values. The fair value of the Company's fixed rate long-term debt is estimated using quoted market prices where applicable and using a discounted cash-flow analysis based upon the incremental borrowing rates currently available to the Company for loans not sold in the public market.

     The estimated fair values of the Company's financial instruments are as follows:

                                                       1996                  1997
                                               --------------------   -------------------
                                               CARRYING      FAIR     CARRYING     FAIR
                                                AMOUNT      VALUE      AMOUNT     VALUE
                                               ---------   --------   --------   --------
                                                  (IN THOUSANDS)        (IN THOUSANDS)
Cash and cash equivalents....................  $     242   $    242   $  1,140   $  1,140
Note receivable..............................      1,700      1,700      3,800      3,800
Long-term debt...............................   (141,250)  (139,660)  (328,000)  (332,650)
Subordinated debt............................    (10,384)   (12,710)  (210,384)  (230,362)

     The Company does not use financial instruments for trading purposes.

11. EMPLOYEE BENEFITS

     The Company maintains a qualified savings and profit sharing plan for participating eligible employees ("associates") that provides for annual contributions based upon associates' savings and the Company's net income. Plan expense approximated $2,364,000, $1,673,000 and $2,326,000 in 1995, 1996 and
1997, respectively.

     Under the terms of the Company's EVA Incentive Compensation Plan (the "EVA Plan") for key associates, approximately $2,917,000, $1,520,000 and $2,620,000 has been recorded as expense during 1995, 1996 and 1997, respectively. Under the terms of the plan, incentive compensation is computed and allocated

                                PRINTPACK, INC.

to individuals based upon economic value added, as defined within the plan agreement. Approximately $2,800,000 and $8,012,000 has been reflected as a liability at June 29, 1996 and June 28, 1997 for bonuses payable to all Company associates.

     Under the terms of the Company's Performance Share Incentive Compensation Plan (the "Performance Share Plan") for key associates, approximately $9,056,000 and $8,527,000 has been reflected as a liability at June 29, 1996 and June 28, 1997, respectively. Approximately $8,982,000, $476,000 and $260,000 has been recorded as expense relative to the Performance Share Plan during 1995, 1996 and 1997, respectively. Under the Performance Share Plan, associates defer twenty-five percent of their annual cash bonus into a performance share, the value of which is based upon a formula as defined in the plan agreement. Associates' performance shares must be held at least four years before they are eligible for redemption but may be held until the associate retires.

12. POSTRETIREMENT BENEFITS

     During 1992, the Company elected to provide group health and life insurance benefits to retired associates. Under the terms of this plan, the Company reimburses qualified retired associates varying percentages of health care costs and premium costs of life insurance depending upon a retired associate's length of service, with a minimum of 10 years required for plan eligibility.

     Effective June 27, 1993, the Company changed its method of accounting for postretirement health care and life insurance benefits to the accrual method of accounting for postretirement benefits other than pensions pursuant to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company elected to delay recognition of the accumulated liability, measured as of June 27, 1993, over 20 years which requires a charge of approximately $400,000 annually until the net transition obligation is fully recognized. Previously, such costs were expensed as paid. The Company does not prefund postretirement benefits.

     During fiscal 1996, the Company adopted amendments to certain postretirement group health and life insurance plans. The major amendments included the elimination of benefits for active associates retiring after December 31, 1996. These amendments resulted in a net curtailment gain of $2,207,000 and immediate recognition of the related previously unrecognized transition obligation and unrecognized net gain.

     The following table sets forth the funded status of the postretirement benefits (other than pension plans), reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheet:

                                                               1996      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retiree benefit obligation................................  $(1,918)  $(1,907)
  Fully eligible active associates' benefit obligation......     (406)     (404)
  Other active associates' benefit obligation...............      (27)      (27)
                                                              -------   -------
          Total.............................................  $(2,351)  $(2,338)
                                                              =======   =======

                                PRINTPACK, INC.

     Net periodic postretirement benefit cost included the following components:

                                                               1995     1996     1997
                                                              ------   -------   ----
                                                                  (IN THOUSANDS)
Service cost for benefits earned............................  $  500   $   503   $ --
Interest cost on projected benefit obligation...............     700       695    180
Amortization of transition obligation.......................     400       400     --
Amortization of unrecognized net gain.......................      --       (33)    --
                                                              ------   -------   ----
          Net cost..........................................  $1,600   $ 1,565   $180
                                                              ======   =======   ====
Curtailment event
  Immediate recognition of transition obligation............  $  500   $ 6,362   $ --
  Curtailment gain..........................................    (700)   (9,006)    --
  Immediate recognition of experience loss..................      --       437     --
                                                              ------   -------   ----
          Net curtailment...................................  $ (200)  $(2,207)  $ --
                                                              ======   =======   ====
Effect of 1% increase in the trend rates
  Accumulated postretirement benefit obligation increase....  $1,812   $   216   $215
                                                              ======   =======   ====
  Service cost plus interest cost increase..................  $  262   $    17   $ 17
                                                              ======   =======   ====

     The assumed health care cost trend rate and the ultimate rate, achieved July 1, 1997, used in measuring the accumulated postretirement benefit obligation was 5.00%. The discount rate used to measure the accumulated postretirement benefit obligation was 8.00% for 1995, 1996 and 1997.

13. INCOME TAXES

     Printpack's effective income tax rate, exclusive of the one-time charge described below, was approximately 5%, 19% and 37% during 1995, 1996 and 1997, respectively. The increase in the effective tax rate for the period was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the year ended June 28, 1997.

     The Company paid no income taxes during the year ended June 28, 1997 and paid approximately $5,994,000 and $2,403,000 during 1995 and 1996, respectively.

     The provision for income taxes consisted of the following:

                                                              1995      1996     1997
                                                             -------   ------   -------
                                                                   (IN THOUSANDS)
Current tax provision
  Federal..................................................  $ 4,600   $2,426   $(4,756)
  State....................................................    1,338      537      (105)
Deferred tax provision
  Federal..................................................   (4,650)     104     3,195
  State....................................................     (424)      13      (430)
                                                             -------   ------   -------
                                                             $   864   $3,080   $(2,096)
                                                             =======   ======   =======

                                PRINTPACK, INC.

     The differences between total tax expense and the amount determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                              1995    1996    1997
                                                              -----   -----   -----
Tax expense (benefit) at federal statutory rate.............   35.0%   35.0%  (35.0)%
S corporation income not subject to corporate level
  taxation..................................................  (32.6)  (17.9)     --
Impact of termination of S corporation election.............     --      --    20.6
State income taxes, net of federal income tax benefit.......    4.8     3.1    (2.7)
Other.......................................................   (2.4)   (1.3)    1.0
                                                              -----   -----   -----
                                                                4.8%   18.9%  (16.1)%
                                                              =====   =====   =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               1996     1997
                                                              ------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  113   $    99
  Accrued incentive compensation............................   3,597     3,799
  Write-off of equity investment............................      79        --
  Deferred income...........................................      --     1,148
  Accrued postretirement and postemployment benefits........     929       905
  Accrued separation expenses...............................   2,202       356
  Deferred compensation.....................................   1,925     1,813
  Other accrued liabilities.................................   1,072     2,704
  Carryforward of net operating loss and tax credits........      --     7,309
  Other.....................................................      77        53
                                                              ------   -------
          Total deferred tax assets.........................  $9,994   $18,186
                                                              ======   =======
Deferred tax liabilities:
  Excess of book over tax basis of property, plant and
     equipment..............................................  $5,783   $11,386
  Excess of book over tax basis of intangible assets........      --     5,954
  Fees and taxes............................................     600       220
  Voluntary Employee Benefit Association contribution.......     627       499
  Other.....................................................     393       301
                                                              ------   -------
          Total deferred tax liabilities....................   7,403    18,360
                                                              ------   -------
          Net deferred tax asset (liability)................  $2,591   $  (174)
                                                              ======   =======

14.  POSTEMPLOYMENT BENEFITS

     The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") as of the beginning of fiscal 1995. SFAS 112 recognizes the future cost of providing employment benefits on an accrual basis over the active service life of the employee. A one-time charge related to the adoption of SFAS 112 of approximately $588,000 (approximately $341,000 net of federal income tax) was recognized as the cumulative effect of a change in accounting principle in fiscal 1995. The Company utilizes the services of an enrolled actuary to calculate the expense, which relates primarily to workers' compensation benefits. Prior to 1995, postemployment costs were expensed as paid.

                                PRINTPACK, INC.

15.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain office facilities and transportation equipment under non-cancelable operating leases expiring on various dates through 2000. Future minimum annual rentals required by these operating leases are as follows:

                                                                 MINIMUM
                                                              ANNUAL RENTALS
                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
1998........................................................      $  892
1999........................................................         581
2000........................................................         339
2001........................................................         248
2002........................................................         105
2003 and thereafter.........................................         123
                                                                  ------
                                                                  $2,288
                                                                  ======

     Rental expense under operating leases approximated $1,742,000, $1,719,000 and $3,707,000 during 1995, 1996 and 1997, respectively.

     At June 29, 1996 and June 28, 1997, commitments relating to future acquisitions of property, plant and equipment approximated $10,385,000 and $20,707,000, respectively.

     The Company is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position or results of operations of the Company.

     The Company has been designated by the U.S. Environmental Protection Agency
(EPA) and/or other responsible state agencies as a potentially responsible party
(PRP) at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

     The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites that could be identified in the future for cleanup, could be higher than the liability currently accrued.

16. RESTRUCTURING CHARGES

     During 1996, the Company recorded severance charges of approximately $7,870,000 for announced reductions in work force, primarily related to the termination of approximately 160 employees located at manufacturing and corporate facilities. During 1997, the Company recorded severance charges of approximately $8,810,000 for announced reductions in work force of approximately 300 employees resulting from the acquisition of JR Flexible. The Company made severance payments of $1,884,000 and $13,571,000 during 1996 and 1997, respectively, and expects to make payments of approximately $1,325,000 in fiscal 1998.

                                PRINTPACK, INC.

17. WRITE-OFF OF EQUITY INVESTMENT

     During 1995, the Company recorded a charge of approximately $4,673,000 related to the Company's debt guarantee to a bank on behalf of an unaffiliated company attempting to develop and market new packaging technology, which guarantee was paid and subsequently terminated. There are no other guarantees related to this defunct unaffiliated company.

18. UNAUDITED PRO FORMA INFORMATION

INCOME TAXES

     The Company has calculated the pro forma provision for income taxes under SFAS 109 as if Printpack and Printpack Enterprises had been subject to federal and state income taxes for fiscal years 1995 and 1996.

     The pro forma provision for income taxes consisted of the following:

                                                               1995      1996
                                                              -------   ------
                                                               (IN THOUSANDS)
Current tax provision
  Federal...................................................  $10,236   $5,247
  State.....................................................    1,419      764
Deferred tax provision
  Federal...................................................   (4,405)     481
  State.....................................................     (392)      63
                                                              -------   ------
          Total pro forma provision.........................  $ 6,858   $6,555
                                                              =======   ======

     The differences between total pro forma tax expense and the amount determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                              1995    1996
                                                              ----    ----
Taxes at federal statutory rate.............................  35.0%   35.0%
State income taxes, net of federal income tax benefit.......   4.4     4.5
Other.......................................................  (1.4)     .7
                                                              ----    ----
                                                              38.0%   40.2%
                                                              ====    ====

                                PRINTPACK, INC.

     Significant components of the Company's pro forma deferred tax assets and liabilities are as follows:

                                                               1996
                                                              -------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   113
  Accrued incentive compensation............................    3,597
  Write-off of equity investment............................       79
  Accrued postretirement and postemployment benefits........      929
  Accrued separation expenses...............................    2,202
  Deferred compensation.....................................    1,925
  Other accrued liabilities.................................    1,271
  Excess of book over tax basis of intangibles..............       36
  Other.....................................................       77
                                                              -------
          Total deferred tax assets.........................  $10,229
                                                              =======
Deferred tax liabilities:
  Excess of book over tax basis of property, plant and
     equipment..............................................  $ 9,852
  Fees and taxes............................................      697
  Voluntary Employee Benefit Association contribution.......      627
  Other.....................................................      393
                                                              -------
          Total deferred tax liabilities....................   11,569
                                                              -------
          Net deferred tax liability........................  $ 1,340
                                                              =======