Form 10-Q
period 1997-09-27
PRINTPACK INC
filed 1997-11-12
CIK 202930

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997

                                       OR

             ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Total number of shares of outstanding stock (net of shares held in treasury) as of September 27, 1997:

             Common stock.................................4,218,560

===============================================================================

                                PRINTPACK, INC.

                                     INDEX

PART I.    FINANCIAL INFORMATION
           Item 1.           Financial Statements

           Balance Sheets at
                             June 28, 1997 and September 27, 1997

           Statements of Operations
                             for the 13 weeks ended
                             September 27, 1997 and September 28, 1996

           Statements of Cash Flows
                             for the 13 weeks ended
                             September 27, 1997 and September 28, 1996

           Notes to Financial Statements

           Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

Part II.   OTHER INFORMATION:

           Item 6.           Exhibit

           Signatures

           Exhibit 27        Financial Data Schedule

                                PRINTPACK, INC.
                                 BALANCE SHEETS

                                                                                      June 28,    September 27,
                                                                                        1997          1997
                                                                                     -------------------------
                                                                                            (in thousands)

                                                 ASSETS
Current assets
  Cash and cash equivalents                                                          $   1,140    $   1,513
  Trade accounts receivable, less allowance for doubtful accounts of $852 and $708      76,075       72,061
  Inventories                                                                           90,074       89,731
  Prepaid expenses and other current assets                                             23,251       14,019
  Net assets held for sale                                                               8,673        8,219
  Deferred income taxes                                                                  2,260        2,942

                                                                                     ---------    ---------
     Total current assets                                                              201,473      188,485

Property, plant and equipment, net                                                     353,094      350,592
Goodwill, less accumulated amortization of $13,065 and $14,252                          67,004       65,813
Other assets                                                                            28,939       28,626

                                                                                     ---------    ---------
                                                                                     $ 650,510    $ 633,516
                                                                                     =========    =========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                              $  55,999    $  57,276
  Accrued severance and restructuring costs                                              3,574        2,187
  Accrued salaries, wages, benefits and bonuses                                         15,333       10,827
  Current maturities of long-term debt                                                  16,000       18,000
  Short-term borrowings under lines of credit                                            3,831           --

                                                                                     ---------    ---------
     Total current liabilities                                                          94,737       88,290

Long-term debt                                                                         312,000      310,000
Subordinated long-term debt                                                            210,384      210,384
Other long-term liabilities                                                             27,413       26,879
Deferred income taxes                                                                    2,434          103

                                                                                     ---------    ---------
     Total liabilities                                                                 646,968      635,656
                                                                                     ---------    ---------

Shareholders' equity (deficiency)
  Common stock, no par value, 5,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                      1,011        1,011
  Additional paid in capital                                                             6,687        6,687
  Accumulated deficit                                                                   (4,156)      (9,838)

                                                                                     ---------    ---------
     Total shareholders' equity (deficiency)                                             3,542       (2,140)
                                                                                     ---------    ---------

Commitments and contingencies                                                               --           --
                                                                                     ---------    ---------
                                                                                     $ 650,510    $ 633,516
                                                                                     =========    =========


    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS

                                                                   13 Weeks        13 Weeks
                                                                     Ended           Ended
                                                                  September 28,  September 27,
                                                                     1996             1997
                                                                  ---------------------------
                                                                  (in thousands)(in thousands)
Net sales                                                           $  150,787     $  209,166
Cost of goods sold                                                     130,181        185,936
Write-off of margin on acquired inventory                                3,648             --
                                                                    ----------     ----------

Gross margin                                                            16,958         23,230
Selling, administrative and research and development expenses           15,202         18,519
Amortization of intangible assets                                          307          1,187
                                                                    ----------     ----------

Income from operations                                                   1,449          3,524
Other income (expense)
  Interest expense                                                      (6,279)       (12,790)
  Undistributed loss from equity investment                               (232)            --
  Other, net                                                               225            578
                                                                    ----------     ----------

Loss before provision for income taxes                                  (4,837)        (8,688)
Provision (benefit) for income taxes                                     1,906         (3,006)
                                                                    ----------     ----------

Loss before extraordinary item                                          (6,743)        (5,682)
Extraordinary item --- loss on early extinguishment of debt (net
  of income tax benefit of $999)                                        (1,631)            --
                                                                    ----------     ----------

Net loss                                                              ($ 8,374)      ($ 5,682)
                                                                    ==========     ==========


Net loss per common share                                             ($  1.99)      ($  1.35)

Weighted average number of shares outstanding used in
  calculation of net income per common share                         4,218,560      4,218,560



    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS

                                                             13 Weeks            13 Weeks
                                                               Ended               Ended
                                                            September 28,      September 27,
                                                                1996                1997
                                                         --------------------------------------
                                                           (in thousands)     (in thousands)
Operating activities
  Net loss                                                   $(  8,374)           $( 5,682)
  Depreciation and amortization                                  9,304              12,643
  Write-off of margin on acquired inventory                      3,648                  --
  Other                                                         11,222               5,975
                                                             ---------            --------

      Net cash provided by operating activities                 15,800              12,936
                                                             ---------            --------

Investing activities
  Purchases of property, plant and equipment                    (2,792)             (8,967)
  Proceeds from sale of property, plant and equipment              100                 235
  Payment for purchase of JR Flexible                         (372,214)                 --
                                                             ---------            --------

      Net cash used in investing activities                   (374,906)             (8,732)
                                                             ---------            --------

Financing activities
  Principal payments on long-term debt                        (154,013)             (4,000)
  Proceeds from issuance of long-term debt                     470,000                  --
  Proceeds from borrowings under revolving credit facility      48,000                  --
  Proceeds from borrowings under receivable securization
    facility                                                    23,000               4,000
  Net borrowings (repayments) on lines of credit                    --              (3,831)
  Debt prepayment premiums and debt issuance costs             (16,613)                 --
                                                             ---------            --------

      Net cash provided by (used in) financing activities      370,374              (3,831)
                                                             ---------            --------

Increase in cash and cash equivalents                           11,268                 373
Cash and cash equivalents, beginning of period                     242               1,140
                                                             ---------            --------

Cash and cash equivalents, end of period                     $  11,510            $  1,513
                                                             =========            ========




    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997

1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 28, 1997 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. As described in the above noted financial statements, effective July 1996, a legal reorganization was consummated which involved the Company. As such, the Company's shareholders' equity has been presented to reflect the reorganization. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week period ended September 27, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACQUISITION

         The accompanying unaudited interim financial statements include certain assets and liabilities and operating results of certain operations acquired from James River Corporation of Virginia's ("James River") Flexible Packaging Business ("JR Flexible") as of August 22, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of approximately $370 million includes approximately $10 million of severance and other exit costs primarily associated with the announced closing of the San Leandro and Dayton plants, and approximately $1 million in other acquisition costs, and has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The purchase price was allocated as follows:

         Working capital, other than cash........................... $ 58,737
         Property, plant, and equipment.............................  250,810
         Goodwill...................................................   43,851
         Other intangibles..........................................   26,500
         Other liabilities assumed..................................  (10,123)
                                                                     --------
                              Total purchase price.................. $369,775

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

                                PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)



         Pro forma results, as if the acquisition transaction occurred on July 1, 1995, are as follows:

                                                           13 Weeks
                                                             Ended
                                                         September 28,
                                                             1996
                                                        --------------
                                                        (in thousands)
         Net Sales...................................   $   213,729
         Loss before extraordinary item..............       (10,132)
         Net Income (loss)...........................       (11,763)

         The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period or of future results of the Company.

3.  INCOME TAXES

         Printpack's effective income tax rate exclusive of the one time charge described below was approximately 35% and 39%, respectively, for the 13 weeks ended September 27, 1997 and September 28, 1996. The decrease in the effective tax rate for the period was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the 13 weeks ended September 28, 1996.

         The Company paid no income taxes during either of the 13 week periods ended September 27, 1997 or September 28, 1996.

4.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                                   June 28,       September 27,
                                                                                      1997             1997
                                                                                --------------   --------------
                                                                                (in thousands)   (in thousands)
         Raw materials......................................................       $  35,733       $  40,173
         Work-in-process....................................................           9,070          10,492
         Finished goods.....................................................          62,004          55,103
                                                                                   ---------       ---------
                                                                                     106,807         105,768
         Reduction to state inventories at last-in, first-out cost (LIFO)             16,733          16,037
                                                                                   ---------       ---------
             Total inventories..................................................   $  90,074       $  89,731
                                                                                   =========       =========

                                PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)

5.  CONTINGENCIES

         Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6.  DEBT AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 1997, the Company completed a refinancing arrangement contemporaneously with the acquisition of certain manufacturing facilities from James River. This refinancing provided for the issuance of approximately $200 million senior subordinated notes bearing interest at 10 5/8% due 2006 and the issuance of approximately $100 million of senior notes bearing interest at 9 7/8% due 2004. In addition, the Company also received approximately $170 million from the proceeds of a term loan and established a revolving credit facility of approximately $105 million with a bank syndicate. To complete the financing of the transaction, the Company also entered into an asset-backed accounts receivable securitization arrangement and received approximately $23 million of proceeds from the initial borrowing under the arrangement. Under this arrangement, the Company received additional proceeds of $18 million during the quarter ended December 28, 1996, of $5 million during the quarter ended March 29, 1997, and of $4 million during the quarter ended September 27, 1997.

         As a result of the refinancing, the Company recognized an extraordinary loss of approximately $1,631,000, net of applicable income tax benefit of $999,000, in the Company's results of operations for the thirteen weeks ended September 28, 1996.

                                PRINTPACK, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Thirteen weeks ended September 27, 1997 (fiscal 1998) compared to September 28, 1996 (fiscal 1997)

         Net Sales. Net sales increased $58.4 million or 38.7% to $209.2 million in the fiscal 1998 period from $150.8 million in the fiscal 1997 period due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was customary except for a loss of sales of approximately $4 million resulting from the strike discussed below. Price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold increased $55.8 million or 42.8% to $185.9 million in fiscal 1998 from $130.2 million in fiscal 1997. Cost of goods sold increased to 88.9% of net sales in fiscal 1998 from 86.3% in fiscal 1997, primarily due to higher manufacturing costs in the plants acquired from JR Flexible and to approximately $7 million of strike related costs resulting from the strike discussed below. Gross margin, consequently, increased $6.3 million or 37.0% to $23.2 million in fiscal 1998 from $17.0 million in fiscal 1997.

         Operating Expenses. Selling, administrative and research and development expenses increased $3.3 million or 21.8% to $18.5 million in fiscal 1998 from $15.2 million in fiscal 1997, primarily due to additional personnel and related costs resulting from the acquisition. Selling, administrative and research and development expenses as a percentage of net sales declined to 8.9% in fiscal 1998 from 10.1% in fiscal 1997 as a result of additional sales from the acquisition.

         Operating Income. Income from operations of $3.5 million was realized in fiscal 1998 compared to $1.4 million in fiscal 1997. The increase was due to higher sales volume partially offset by higher cost of goods sold, by higher selling, administrative and research and development expenses, and by lost volume and additional costs resulting from the strike discussed below.

         Other Income and Expense. Interest expense increased $6.5 million or 103.7% to $12.8 million in fiscal 1998 from $6.3 million in fiscal 1997 due to increased borrowings incurred in connection with the acquisition on August 22, 1996. In fiscal 1997 the Company incurred debt prepayment fees of $1.6 million, net of the applicable tax benefit, on its indebtedness refinanced in conjunction with the acquisition.

         An income tax benefit of $3.0 million was recorded in fiscal 1998 compared to a tax expense of $1.9 million in fiscal 1997. This change is primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the 13 weeks ended September 28, 1996.

         Employees. At September 27, 1997, the Company had approximately 3,500 employees, of which approximately 1,100 at five manufacturing facilities are covered by collective bargaining agreements. Although the Company considers relations with its employees to be generally good, and labor contracts were recently renegotiated in New Castle, Delaware; St. Louis, Missouri; and Orange, Texas, a similar contract was offered to the employees of the Greensburg, Indiana plant, but was rejected. A strike by the 380 employees at the facility ensued beginning in the last week of June 1997 and lasted until September 12, 1997. The

Company is currently attempting to complete the negotiations of a collective bargaining agreement with the union representing the Greensburg employees.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $12.9 million in the 13 week period ended September 27, 1997 compared to $15.8 million in the corresponding period of the prior fiscal year. The net loss in the first 13 weeks of fiscal 1998, after adding back depreciation, amortization, and write-off of margin on acquired inventory of $12.6 million, provided $7.0 million in cash compared to $4.6 million in the corresponding period of fiscal 1997. An additional $6.0 million in the fiscal 1998 period, primarily from working capital decreases, was provided compared to $11.2 million in the corresponding period of fiscal 1997.

         Management estimates its operating cash flow for the 13 week period ended September 27, 1997 was approximately $16.7 million (net of a reduction of approximately $9.3 million for margin on lost sales volume and strike costs related to the strike at the Greensburg facility) compared to approximately $14.4 million in the corresponding period of the prior fiscal year.

         Capital expenditures were $9.0 million in the 13 week period ended September 27, 1997 compared to $2.8 million in the corresponding period of the prior fiscal year, excluding the acquisition of JR Flexible, for which the finalized payment was $369.8 million. Management estimates its maintenance capital expenditures for fiscal 1998 will be approximately $15 million and total capital expenditures will approximate $40 million.

         Financing activities in fiscal 1998 were negligible but were substantial in the first 13 weeks of fiscal 1997 in connection with the acquisition. In the fiscal 1997 period, $154.0 million of principal was repaid, along with $16.6 million in prepayment premiums and issuance costs, from the proceeds of $470 million of senior and senior subordinated notes, $48 million in a revolving credit facility and $23 million in a receivable securitization facility. Total outstanding debt at September 27, 1997 of approximately $538.4 million included $228 million of floating rate and $310.4 million of fixed rate obligations. At September 27, 1997 the Company had approximately $93 million available for borrowings under its credit agreements.

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

                                          PRINTPACK, INC.


Dated: November 12, 1997                  By:/s/ R. Michael Hembree
                                             ----------------------------------
                                             R. Michael Hembree
                                             Vice President-Finance