Form 10-Q
period 1997-12-27
PRINTPACK INC
filed 1998-02-09
CIK 202930

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

                For the quarterly period ended December 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Total number of shares of outstanding stock (net of shares held in treasury) as of February 6, 1998:

             Common stock.................................4,218,560

================================================================================

                                 PRINTPACK, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Balance Sheets at
                  June 28, 1997 and December 27, 1997

         Statements of Operations
                  for the 26 weeks ended
                  December 27, 1997 and December 28, 1996

         Statements of Operations
                  for the 13 weeks ended
                  December 27, 1997 and December 28, 1996

         Statements of Cash Flows
                  for the 26 weeks ended
                  December 27, 1997 and December 28, 1996

         Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security
                  Holders

         Item 6.  Exhibit

         Signatures

         Exhibit 27   Financial Data Schedule

                                 PRINTPACK, INC.
                                 BALANCE SHEETS

                                                                                         JUNE 28,     DECEMBER 27,
                                                                                           1997           1997
                                                                                       ---------------------------
                                                                                              (IN THOUSANDS)
                                                 ASSETS


Current assets
  Cash and cash equivalents                                                            $   1,140      $     805
  Trade accounts receivable, less allowance for doubtful accounts of $852 and $959        76,075         62,343
  Inventories                                                                             90,074         85,323
  Prepaid expenses and other current assets                                               23,251         14,376
  Net assets held for sale                                                                 8,673          7,067
  Deferred income taxes                                                                    2,260          2,755
                                                                                       ------------------------
     Total current assets                                                                201,473        172,669
                                                                                       ------------------------

Property, plant and equipment, net                                                       353,094        355,316
Goodwill, less accumulated amortization of $13,065 and $15,438                            67,004         64,631
Other assets                                                                              28,939         27,807
Deferred income taxes                                                                       --            1,741
                                                                                       ------------------------
                                                                                       $ 650,510      $ 622,164
                                                                                       ========================


                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accounts payable and accrued expenses                                                $  55,999      $  55,852
  Accrued severance and restructuring costs                                                3,574          1,524
  Accrued salaries, wages, benefits and bonuses                                           15,333         11,592
  Current maturities of long-term debt                                                    16,000         20,000
  Short-term borrowings under lines of credit                                              3,831         10,000
                                                                                       ------------------------
     Total current liabilities                                                            94,737         98,968
                                                                                       ------------------------

Long-term debt                                                                           312,000        291,000
Subordinated long-term debt                                                              210,384        210,384
Other long-term liabilities                                                               27,413         26,722
Deferred income taxes                                                                      2,434           --
                                                                                       ------------------------
     Total liabilities                                                                   646,968        627,074
                                                                                       ------------------------

Shareholders' equity (deficiency)
  Common stock, no par value, 5,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                        1,011          1,011
  Additional paid in capital                                                               6,687          6,687
  Accumulated deficit                                                                     (4,156)       (12,608)
                                                                                       ------------------------
     Total shareholders' equity (deficiency)                                               3,542         (4,910)
                                                                                       ------------------------

Commitments and contingencies                                                               --             --
                                                                                       ------------------------
                                                                                       $ 650,510      $ 622,164
                                                                                       ========================


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS

                                                                                 26 WEEKS                  26 WEEKS
                                                                                   ENDED                      ENDED
                                                                                DECEMBER 28,              DECEMBER 27,
                                                                                   1996                      1997
                                                                                --------------------------------------
                                                                               (IN THOUSANDS)           (IN THOUSANDS)
Net sales                                                                       $   351,610               $   407,175
Cost of goods sold                                                                  317,176                   355,703
Write-off of margin on acquired inventory                                             7,296                      --
                                                                                -------------------------------------

Gross margin                                                                         27,138                    51,472
Selling, administrative and research and development expenses                        30,719                    36,578
Amortization of intangible assets                                                     1,239                     2,373
                                                                                -------------------------------------

Income (loss) from operations                                                        (4,820)                   12,521
Other (income) expense
  Interest expense                                                                   19,514                    25,786
  Undistributed loss from equity investment                                             543                       125
  Other, net                                                                           (444)                     (281)
                                                                                -------------------------------------

Loss before benefit for income taxes                                                (24,433)                  (13,109)
Benefit for income taxes                                                             (6,265)                   (4,657)
                                                                                -------------------------------------

Loss before extraordinary item                                                      (18,168)                   (8,452)

Extraordinary item --- Loss on early extinguishment of debt (net
  of income tax benefit of $999)                                                      1,631                      --
                                                                                -------------------------------------

Net loss                                                                        $   (19,799)              $    (8,452)
                                                                                =====================================

Net loss per common share                                                       $     (4.69)              $     (2.00)

Weighted average number of shares outstanding used in
  calculation of net loss per common share                                        4,218,560                 4,218,560



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                                   13 WEEKS                  13 WEEKS
                                                                                     ENDED                     ENDED
                                                                                  DECEMBER 28,              DECEMBER 27,
                                                                                     1996                       1997
                                                                                ----------------------------------------
                                                                                 (IN THOUSANDS)           (IN THOUSANDS)
Net sales                                                                         $   200,822              $   198,009
Cost of goods sold                                                                    186,994                  169,767
Write-off of margin on acquired inventory                                               3,648                     --
                                                                                  --------------------------------------

Gross margin                                                                           10,180                   28,242
Selling, administrative and research and development expenses                          15,517                   18,059
Amortization of intangible assets                                                         932                    1,187
                                                                                  --------------------------------------

Income (loss) from operations                                                          (6,269)                   8,996
Other (income) expense
  Interest expense                                                                     13,235                   12,996
  Undistributed loss from equity investment                                               311                      125
  Other, net                                                                             (219)                     298
                                                                                  --------------------------------------

Loss before benefit for income taxes                                                  (19,596)                  (4,423)
Benefit for income taxes                                                               (8,171)                  (1,651)
                                                                                  --------------------------------------

Net loss                                                                          $   (11,425)             $    (2,772)
                                                                                  ======================================


Net loss per common share                                                         $     (2.71)             $     (0.66)

Weighted average number of shares outstanding used in
  calculation of net loss per common share                                          4,218,560                4,218,560



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    26 WEEKS                26 WEEKS
                                                                                      ENDED                   ENDED
                                                                                   DECEMBER 28,             DECEMBER 27,
                                                                                      1996                     1997
                                                                                -----------------------------------------
                                                                                (IN THOUSANDS)           (IN THOUSANDS)
Operating activities
  Net loss                                                                        $ (19,799)               $ (8,452)
  Depreciation and amortization                                                      23,786                  25,124
  Write-off of margin on acquired inventory                                           7,296                    --
  Other                                                                              12,344                  16,531
                                                                                  ---------------------------------

      Net cash provided by operating activities                                      23,627                  33,203
                                                                                  ---------------------------------

Investing activities
  Purchases of property, plant and equipment                                        (10,613)                (24,123)
  Proceeds from sale of property, plant and equipment                                   189                   1,416
  Payment for purchase of JR Flexible                                              (369,775)                   --
                                                                                  ---------------------------------

      Net cash used in investing activities                                        (380,199)                (22,707)
                                                                                  ---------------------------------
Financing activities
  Principal payments on long-term debt                                             (154,013)                 (8,000)
  Proceeds from issuance of long-term debt                                          470,000                    --
  Net proceeds (repayments) under revolving credit facility                          20,000                  (5,000)
  Net proceeds (repayments) under receivable securization
    facility                                                                         41,000                  (4,000)
  Net borrowings (repayments) on lines of credit                                     (2,949)                  6,169
  Debt prepayment premiums and debt issuance costs                                  (17,252)                   --
                                                                                  ---------------------------------
      Net cash provided by (used in) financing activities                           356,786                 (10,831)
                                                                                  ---------------------------------
Increase (decrease) in cash and cash equivalents                                        214                    (335)
Cash and cash equivalents, beginning of period                                          242                   1,140
                                                                                  ---------------------------------

Cash and cash equivalents, end of period                                          $     456                $    805
                                                                                  =================================




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997


1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 29, 1996 and June 28, 1997 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. As described in the above noted financial statements, effective July 1996, a legal reorganization was consummated which involved the Company. As such, the Company's Shareholders' equity has been presented to reflect the reorganization. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the three-month and six-month periods ended December 27, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  ACQUISITION

         The accompanying unaudited interim financial statements include certain assets and liabilities and operating results of certain operations acquired from James River Corporation of Virginia's ("James River") Flexible Packaging Business ("JR Flexible") as of August 22, 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of approximately $370 million includes approximately $10 million of severance and other exit costs primarily associated with the closing of the San Leandro and Dayton plants, and approximately $1 million in other acquisition costs, and has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The purchase price was allocated as follows:

Working capital, other than cash...     $  58,737
Property, plant, and equipment ....       250,810
Goodwill ..........................        43,851
Other intangibles .................        26,500
Other liabilities assumed .........       (10,123)
                                        ---------
Total purchase price ..............     $ 369,775
                                        =========

         This allocation has resulted in goodwill of approximately $43.9 million and other intangibles of approximately $26.5 million, which are being amortized on a straight-line basis over 15 years.

         Accruals related to the closure of the two plants represent Company management's best estimate of the anticipated costs to be incurred. The net assets of these facilities are recorded as Net Assets Held for Sale in the Company's balance sheet.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


         Pro forma results, as if the acquisition transaction occurred on June 29, 1996, are as follows:

                                      26 Weeks
                                        Ended
                                    December 28,
                                        1996
                                   --------------
                                   (in thousands)
Net sales ......................     $ 414,551
Loss before extraordinary item..       (11,238)
Net loss .......................       (12,869)

         The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period or of future results of the Company.

3.  INCOME TAXES

         Printpack's effective income tax rate was approximately 36% and 26%, respectively, for the 26 weeks ended December 27, 1997 and December 28, 1996. The increase in the effective tax rate for the period was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million, which is reflected in the results of operations for the 26 weeks ended December 28, 1996.

         The Company paid no income taxes during either of the 26 week periods ended December 27, 1997 or December 28, 1996.

4.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                      June 28,      December 27,
                                                                        1997            1997
                                                                    -------------- --------------
                                                                    (in thousands) (in thousands)
Raw materials ..................................................     $  35,733      $  33,899
Work-in-process ................................................         9,070         10,402
Finished goods .................................................        62,004         58,645
                                                                       106,807        102,946
Reduction to state inventories at last-in, first-out cost (LIFO)       (16,733)       (17,623)
                                                                     ---------      ---------
    Total inventories ..........................................     $  90,074      $  85,323
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

6.  DEBT AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 1997, the Company completed a refinancing arrangement contemporaneously with the acquisition of certain manufacturing facilities from James River. This refinancing provided for the issuance of approximately $200 million senior subordinated notes bearing interest at 10 5/8% due 2006 and the issuance of approximately $100 million of senior notes bearing interest at 9 7/8% due 2004. In addition, the Company also received approximately $170 million from the proceeds of a term loan and established a revolving credit facility of approximately $105 million with a bank syndicate. To complete the financing of the transaction, the Company also entered into an asset-backed accounts receivable securitization arrangement and received approximately $23 million of proceeds from the initial borrowing under the arrangement. Under this arrangement, the Company received additional proceeds of $18 million during the quarter ended December 28, 1996, of $5 million during the quarter ended March 29, 1997 and of $4 million during the quarter ended September 27, 1997. The Company repaid $8 million of the outstanding balance during the quarter ended December 27, 1997.

         As a result of this debt restructuring, the Company incurred prepayment fees and recognized an extraordinary loss of approximately $1,631,000, net of applicable income tax benefit of $999,000, in the Company's results of operations for the six-month period ended December 28, 1996.

                                 PRINTPACK, INC.

                      MANAGEMENT's DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 26 weeks and for the thirteen weeks ended December 27, 1997 is compared to the same time periods in 1996. The discussion and analysis of Printpack's financial condition compares its condition at December 27, 1997 to June 28, 1997. The periods prior to the acquisition of JR Flexible do not reflect the significant effects of either the acquisition or the financing activities necessary to consummate the acquisition.

RESULTS OF OPERATIONS

   Twenty-six weeks ended December 27, 1997 compared to December 28, 1996

         Net Sales. Net sales increased $55.6 million or 15.8% to $407.2 million in 1997 from $351.6 million in 1996 due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was negligible. Price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold increased $38.5 million or 12.1% to $355.7 million in 1997 from $317.2 million in 1996. Cost of goods sold decreased to 87.4% of net sales in 1997 from 90.2% in 1996, primarily due to lower manufacturing costs in 1997 in the plants acquired from JR Flexible. Additionally, in 1996 parts of the acquisition purchase price were allocated to finished goods and to maintenance materials and machine spare parts inventory. As the acquired finished goods were sold over approximately ten weeks subsequent to the acquisition, the allocation in excess of its cost was amortized and recorded separately in the income statement. Such costs will not continue in subsequent periods. Gross margin, consequently, increased $24.3 million or 89.7% to $51.5 million in 1997 from $27.1 million in 1996.

         Operating Expenses. Selling, administrative and research and development expenses increased $5.9 million or 19.2% to $36.6 million in 1997 from $30.7 million in 1996, primarily due to additional personnel and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.0% in 1997 from 8.7% in 1996 as a result of additional expenses incurred in 1997.

         Operating Income. Income from operations increased $17.3 million to $12.5 million in 1997 compared to a loss from operations of $4.8 million in 1996. The increase was due to higher gross margins, offset by higher selling, administrative and research and development expenses, as described above.

         Other Income and Expense. Interest expense increased $6.3 million (32.3%) to $25.8 million in 1997 from $19.5 million in 1996 due to borrowings incurred in connection with the acquisition on August 22, 1996 (borrowings were in place for only eighteen of the twenty-six weeks ended December 28, 1996).

         An income tax benefit of $4.7 million was realized in 1997 compared to an income tax benefit of $6.3 million in 1996. The effective income tax rate was 36% in 1997 compared to 26% in 1996. The increase in the effective tax rate was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million, which is reflected in the results of operations for the 26 weeks ended December 28, 1996.

         In 1996 the Company incurred debt prepayment fees of $1.6 million, net of the applicable tax benefit, on its indebtedness refinanced in conjunction with the acquisition.

   Thirteen weeks ended December 27, 1997 compared to December 28, 1996

         Net Sales. Net sales decreased $2.8 million or 1.4% to $198.0 million in 1997 from $200.8 million in

1996 due primarily to lost sales resulting from the closing of the San Leandro and Dayton plants. Sales volume growth was negligible, and price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold decreased $17.2 million or 9.2% to $169.8 million in 1997 from $187.0 million in 1996. Cost of goods sold decreased to 85.8% of net sales in 1997 from 93.1% in 1996, primarily due to lower manufacturing costs in 1997 in the plants acquired from JR Flexible. Additionally, in 1996 parts of the acquisition purchase price were allocated to finished goods and to maintenance materials and machine spare parts inventory. As the acquired finished goods were sold over approximately ten weeks subsequent to the acquisition, the allocation in excess of its cost was amortized and recorded separately in the income statement. Such costs will not continue in subsequent periods. Gross margin, consequently, increased $18.1 million or 177.4% to $28.2 million in 1997 from $10.2 million in 1996.

         Operating Expenses. Selling, administrative and research and development expenses increased $2.5 million or 16.4% to $18.1 million in 1997 from $15.5 million in 1996, primarily due to additional personnel and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.1% in 1997 from 7.7% in 1996 as a result of additional expenses incurred in 1997.

         Operating Income. Income from operations increased $15.3 million to $9.0 million in 1997 compared to a loss from operations of $6.3 million in 1996. The increase was due to higher gross margins, offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $.2 million (1.8%) to $13.0 million in 1997 from $13.2 million in 1996 due to decreased borrowings resulting from scheduled debt amortization payments.

         Employees. At December 27, 1997, the Company had approximately 3,500 employees, of which approximately 1,100 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good, and labor contracts were recently renegotiated in all of its covered facilities, including the Greensburg, Indiana plant. A strike by the 380 employees at the Greensburg facility began in the last week of June 1997 and lasted until September 12, 1997. During the quarter ended December 27, 1997, the Company completed the negotiations of a collective bargaining agreement with the union representing the Greensburg employees.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $33.2 million in the 26 week period ended December 27, 1997 compared to $23.6 million in the corresponding period of the prior fiscal year. After adding back depreciation and amortization, the Company's operations provided $16.7 million in cash in the first 26 weeks of fiscal 1998 compared to $4.0 million in the corresponding period of fiscal 1997. An additional $16.5 million in the fiscal 1998 period, primarily from reductions in working capital, was provided compared to $19.6 in the corresponding period of fiscal 1997. Depreciation and amortization for the thirteen weeks ended December 27, 1997 were $12.5 million compared to $14.5 million for the thirteen weeks ended December 28, 1996.

         Capital expenditures were $24.1 million in 1997 compared to $10.6 million in 1996, excluding the acquisition of JR Flexible, for which the finalized payment was $369.8 million. Management estimates its maintenance capital expenditures for fiscal 1998 will be approximately $15 million and total capital expenditures will approximate $40 million.

         Financing activities in fiscal 1998 were negligible but were substantial in the first 26 weeks of fiscal 1997 in connection with the acquisition. In the fiscal 1997 period, $154.0 million of principal was repaid, along with $17.3 million in prepayment premiums and issuance costs, from the proceeds of $470 million of senior and senior subordinated notes, $20 million in a revolving credit facility and $41 million in a receivable securitization facility. Total outstanding debt at December 27, 1997 of approximately $531.4 million included $221 million of floating rate and $310.4 million of fixed rate obligations. At December 27, 1997 the Company had approximately $90 million available for borrowings under its credit agreements.

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



YEAR 2000 COMPLIANCE

The Company is in the process of improving its computer systems and software applications to accommodate the "Year 2000" changes necessary to permit correct recording of yearly dates for 2000 and later years, but does not expect that the cost of its compliance will be material to its financial condition or results of operations. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could have an adverse effect on the future financial results of the Company, management expects this issue will be satisfactorily resolved well before the year 2000.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective January 26, 1998, the following persons were elected as the directors of Printpack, Inc. without a meeting by means of the written consent of the holders of a majority of the outstanding shares of common stock of Printpack, Inc.:

                           Hugh M. Chapman
                           Daniel K. Frierson
                           Gay M. Love
                           Dennis M. Love
                           James E. Love III
                           William J. Love
                           C. Keith Love
                           Roy Richards, Jr.
                           Timothy C. Tuff
                           L. Neil Williams, Jr.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27 Financial Data Schedule (Filed Electronically)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRINTPACK, INC.

Dated: February 9, 1998               By: /s/ R. Michael Hembree
       ----------------                   -------------------------------------
                                          R. Michael Hembree
                                          Vice President-Finance
                                          (Principal Financial Officer and a
                                          duly authorized officer)