Form 10-Q
period 1998-03-28
PRINTPACK INC
filed 1998-05-12
CIK 202930

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

                  For the quarterly period ended March 28, 1998

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

  Total number of shares of outstanding stock (net of shares held in treasury)
                               as of May 1, 1998:

             Common stock.................................4,218,560

================================================================================

                                 PRINTPACK, INC.
                                      INDEX



PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

              Balance Sheets at
                           March 28, 1998 and June 28, 1997

              Statements of Operations
                           for the 39 weeks ended
                           March 28, 1998 and March 29, 1997

              Statements of Operations
                           for the 13 weeks ended
                           March 28, 1998 and March 29, 1997

              Statements of Cash Flows
                           for the 39 weeks ended
                           March 28, 1998 and March 29, 1997

              Notes to Financial Statements

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION:

              Item 4.      Submission of Matters to a Vote of Security Holders

              Item 6.      Exhibit

              Signatures

              Exhibit 27   Financial Data Schedule

                                 PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                                          MARCH 28,          JUNE 28,
                                                                                            1998               1997
                                                                                          ---------------------------
                                                                                                (IN THOUSANDS)
                                     ASSETS


Current assets
  Cash and cash equivalents                                                               $     334         $   1,140
  Trade accounts receivable, less allowance for doubtful accounts of $824 and $852           68,711            76,075
  Inventories                                                                                85,070            90,074
  Prepaid expenses and other current assets                                                  17,910            23,251
  Net assets held for sale                                                                    6,992             8,673
  Deferred income taxes                                                                       1,662             2,260

                                                                                          ---------------------------
     Total current assets                                                                   180,679           201,473

Property, plant and equipment, net                                                          356,336           353,094
Goodwill, less accumulated amortization of $16,625 and $13,065                               63,443            67,004
Other assets                                                                                 27,380            28,939
Deferred income taxes                                                                         1,477                --

                                                                                          ---------------------------
                                                                                          $ 629,315         $ 650,510
                                                                                          ===========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accounts payable and accrued expenses                                                   $  57,160         $  55,999
  Accrued severance and restructuring costs                                                     836             3,574
  Accrued salaries, wages, benefits and bonuses                                              14,070            15,333
  Current maturities of long-term debt                                                       22,000            16,000
  Short-term borrowings under lines of credit                                                 9,020             3,831

                                                                                          ---------------------------
     Total current liabilities                                                              103,086            94,737

Long-term debt                                                                              292,000           312,000
Subordinated long-term debt                                                                 210,384           210,384
Other long-term liabilities                                                                  26,354            27,413
Deferred income taxes                                                                            --             2,434

                                                                                          ---------------------------
     Total liabilities                                                                      631,824           646,968
                                                                                          ---------------------------

Shareholders' equity (deficiency)
  Common stock, no par value, 5,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                           1,011             1,011
  Additional paid-in capital                                                                  6,687             6,687
  Accumulated deficit                                                                       (10,207)           (4,156)

                                                                                          ---------------------------
     Total shareholders' equity (deficiency)                                                 (2,509)            3,542
                                                                                          ---------------------------

Commitments and contingencies                                                                    --                --
                                                                                          ---------------------------
                                                                                          $ 629,315         $ 650,510
                                                                                          ===========================



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                         39 WEEKS            39 WEEKS
                                                                           ENDED               ENDED
                                                                         MARCH 28,           MARCH 29,
                                                                            1998                1997
                                                                        -------------------------------
                                                                        (IN THOUSANDS EXCEPT SHARE DATA)
Net sales                                                               $   614,587         $   561,004
Cost of goods sold                                                          527,978             496,254
Write-off of margin on acquired inventory                                        --               7,296
                                                                        -------------------------------

Gross margin                                                                 86,609              57,454
Selling, administrative and research and development expenses                54,517              47,391
Amortization of intangible assets                                             3,560               2,240
                                                                        -------------------------------

Income from operations                                                       28,532               7,823
Other (income) expense
  Interest expense                                                           38,545              32,850
  Undistributed loss from equity investment                                     275                 627
  Other, net                                                                   (898)                232
                                                                        -------------------------------

Loss before benefit for income taxes                                         (9,390)            (25,886)
Benefit for income taxes                                                     (3,339)             (5,810)
                                                                        -------------------------------

Loss before extraordinary item                                               (6,051)            (20,076)

Extraordinary item --- Loss on early extinguishment of debt (net
  of income tax benefit of $999)                                                 --               1,631
                                                                        -------------------------------

Net loss                                                                $    (6,051)        $   (21,707)
                                                                        ===============================

Net loss per common share                                               $     (1.43)        $     (5.15)

Weighted average number of shares outstanding used in
  calculation of net income per common share                              4,218,560           4,218,560



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS



                                                                      13 WEEKS            13 WEEKS
                                                                        ENDED               ENDED
                                                                      MARCH 28,           MARCH 29,
                                                                         1998                1997
                                                                     -------------------------------
                                                                     (IN THOUSANDS EXCEPT SHARE DATA)
Net sales                                                            $   207,412         $   209,394
Cost of goods sold                                                       172,276             179,078
                                                                     -------------------------------

Gross margin                                                              35,136              30,316
Selling, administrative and research and development expenses             17,939              16,672
Amortization of intangible assets                                          1,187               1,002
                                                                     -------------------------------

Income from operations                                                    16,010              12,642
Other (income) expense
  Interest expense                                                        12,759              13,336
  Undistributed loss from equity investment                                  150                  84
  Other, net                                                                (615)                675
                                                                     -------------------------------

Income (loss) before provision for income taxes                            3,716              (1,453)
Provision for income taxes                                                 1,318                 455
                                                                     -------------------------------

Net income (loss)                                                    $     2,398         $    (1,908)
                                                                     ===============================

Net income (loss) per common share                                   $      0.57         $     (0.45)

Weighted average number of shares outstanding used in
  calculation of net income per common share                           4,218,560           4,218,560




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS



                                                                     39 WEEKS          39 WEEKS
                                                                       ENDED             ENDED
                                                                     MARCH 28,         MARCH 29,
                                                                        1998             1997
                                                                   --------------------------------
                                                                   (IN THOUSANDS)    (IN THOUSANDS)
Operating activities
  Net loss                                                           $  (6,051)        $ (21,707)
  Depreciation and amortization                                         37,918            37,808
  Write-off of margin on acquired inventory                                 --             7,296
  Other                                                                 11,842           (12,509)
                                                                     ---------------------------

      Net cash provided by operating activities                         43,709            10,888
                                                                     ---------------------------

Investing activities
  Purchases of property, plant and equipment                           (37,160)          (17,519)
  Proceeds from sale of property, plant and equipment                    1,456             1,897
  Payment for purchase of JR Flexible                                       --          (369,775)
                                                                     ---------------------------

      Net cash used in investing activities                            (35,704)         (385,397)
                                                                     ---------------------------

Financing activities
  Principal payments on long-term debt                                 (12,000)         (158,013)
  Proceeds from issuance of long-term debt                                  --           470,000
  Net borrowings (repayments) under revolving credit facility               --            35,000
  Net borrowings (repayments) under receivable securization
    facility                                                            (2,000)           46,000
  Net borrowings (repayments) on lines of credit                         5,189            (1,117)
  Debt prepayment premiums and debt issuance costs                          --           (17,252)
                                                                     ---------------------------

      Net cash provided by (used in) financing activities               (8,811)          374,618
                                                                     ---------------------------

Increase (decrease) in cash and cash equivalents                          (806)              109
Cash and cash equivalents, beginning of period                           1,140               242
                                                                     ---------------------------

Cash and cash equivalents, end of period                             $     334         $     351
                                                                     ===========================




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 28, 1998



1. BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 28, 1997 and June 29, 1996 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. As described in the above noted financial statements, effective July 1996, the Company was legally reorganized. As such, the Company's shareholders' equity has been presented to reflect the reorganization. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week and 39 week periods ended March 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

         Working capital, other than cash................................        $  58,737
         Property, plant, and equipment..................................          250,810
         Goodwill........................................................           43,851
         Other intangibles...............................................           26,500
         Other liabilities assumed.......................................          (10,123)
                                                                                 ---------
         Total purchase price............................................        $ 369,775
                                                                                 =========

         This allocation has resulted in goodwill of approximately $43.9 million and other intangibles of approximately $26.5 million, which are being amortized on a straight-line basis over 15 years.

         Accruals related to the closure of the two plants represent Company management's best estimate of the anticipated costs to be incurred. The net assets of these facilities are recorded as Net Assets Held for Sale in the Company's balance sheets.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


         Pro forma results, as if the acquisition transaction occurred on June 29, 1996, are as follows:

                                                                        39 Weeks
                                                                         Ended
                                                                        March 29,
                                                                          1997
                                                                     --------------
                                                                     (in thousands)
         Net Sales...............................................      $ 623,945
         Loss before extraordinary item..........................        (13,146)
         Net loss................................................        (14,777)

         The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period or of future results of the Company.

3. INCOME TAXES

         Printpack's effective income tax rate, exclusive of the one time charge described below was approximately 36% and 38%, respectively, for the 39 weeks ended March 28, 1998 and March 29, 1997. Effective June 30, 1996, Printpack Enterprises, Inc. elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million, which is reflected in the results of operations for the 39 weeks ended March 29, 1997.

         The Company paid no income taxes during the 39 weeks ended March 28, 1998 and March 29, 1997 due to the expected loss.

4. INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                                 March 28,        June 28,
                                                                                   1998             1997
                                                                              --------------   --------------
                                                                              (in thousands)   (in thousands)
         Raw materials......................................................    $  31,805        $  35,733
         Work-in-process....................................................        9,420            9,070
         Finished goods.....................................................       60,597           62,004
                                                                                ---------        ---------
                                                                                  101,822          106,807
         Reduction to state inventories at last-in, first-out cost (LIFO)         (16,752)         (16,733)
                                                                                ---------        ---------
             Total inventories..............................................    $  85,070        $  90,074
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

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through August 20, 2001, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. To complete the financing of the James River acquisition noted above, the Company received approximately $23 million of proceeds from the initial borrowing under the arrangement. At March 28, 1998 and June 28, 1997, the Company had $44,000,000 and $46,000,000,
respectively, of notes outstanding under the facility, collateralized by approximately $70 million and $77 million, respectively, in trade receivables.

         As a result of this debt restructuring, the Company incurred prepayment fees and recognized an extraordinary loss of approximately $1,631,000, net of applicable income tax benefit of $999,000, in the Company's results of operations for the 39 weeks ended March 29, 1997.

                                 PRINTPACK, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 39 weeks and for the thirteen weeks ended March 28, 1998 is compared to the same time periods in fiscal 1997. The discussion and analysis of Printpack's financial condition compares its condition at March 28, 1998 to June 28, 1997. The periods prior to the acquisition of JR Flexible do not reflect the significant effects of either the acquisition or the financing activities necessary to consummate the acquisition.

RESULTS OF OPERATIONS

   Thirty-nine weeks ended March 28, 1998 compared to March 29, 1997

         Net Sales. Net sales increased $53.6 million or 9.6% to $614.6 million in the fiscal 1998 period from $561.0 million in the corresponding period of fiscal 1997 due primarily to sales to both new and existing customers resulting from the acquisition completed on August 22, 1996. Sales volume growth, other than from the acquisition, was customary. Price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold increased $31.7 million or 6.4% to $528.0 million in fiscal 1998 from $496.3 million in fiscal 1997. Cost of goods sold decreased to 85.9% of net sales in fiscal 1998 from 88.5% in fiscal 1997, primarily due to lower manufacturing costs in fiscal 1998 in the plants acquired from JR Flexible. Additionally, in fiscal 1997 parts of the acquisition purchase price were allocated to finished goods and to maintenance materials and machine spare parts inventory. As the acquired finished goods were sold over approximately ten weeks subsequent to the acquisition, the allocation in excess of its cost was amortized and recorded separately in the income statement. Such costs will not continue in subsequent periods. Gross margin, consequently, increased $29.2 million or 50.7% to $86.6 million in fiscal 1998 from $57.5 million in fiscal 1997.

         Operating Expenses. Selling, administrative and research and development expenses increased $7.1 million or 15.0% to $54.5 million in fiscal 1998 from $47.4 million in fiscal 1997, primarily due to additional personnel and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 8.9% in fiscal 1998 from 8.5% in fiscal 1997 as a result of additional expenses incurred in fiscal 1998.

         Operating Income. Income from operations increased $20.7 million to $28.5 million in fiscal 1998 compared to $7.8 million in the corresponding period of fiscal 1997. The increase was due to higher gross margins, offset by higher selling, administrative and research and development expenses, as described above.

         Other Income and Expense. Interest expense increased $5.7 million or 17.3% to $38.5 million in fiscal 1998 from $32.9 million in fiscal 1997 primarily due to borrowings incurred in connection with the acquisition on August 22, 1996 (borrowings were in place for only 31 of the 39 weeks ended March 29, 1997).

         Income Taxes. An income tax benefit of $3.3 million was realized in fiscal 1998 compared to a benefit of $5.8 million in fiscal 1997. The effective income tax rate exclusive of the one time charge described below was 36% in fiscal 1998 and 38% in fiscal 1997.

         Effective June 30, 1996, Printpack Enterprises, Inc. elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million, which is reflected in the results of operations for the 39 weeks ended March 29, 1997.

         In fiscal 1997 the Company incurred debt prepayment fees of $1.6 million, net of the applicable tax benefit, on its indebtedness refinanced in conjunction with the acquisition.

         Employees. At March 28, 1998, the Company had approximately 3,600 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good, and labor contracts were recently renegotiated in all of its covered facilities, including the Greensburg, Indiana plant. A strike by the 380 employees at the Greensburg facility began in the last week of June 1997 and lasted until September 12, 1997. During the quarter ended December 27, 1997, the Company completed the negotiation of a collective bargaining agreement with the union representing the Greensburg employees.


   Thirteen weeks ended March 28, 1998 compared to March 29, 1997

         Net Sales. Net sales decreased $2.0 million or 0.9% to $207.4 million in the fiscal 1998 period from $209.4 million in the fiscal 1997 period due primarily to lost sales resulting from the closing of the San Leandro and Dayton plants. Changes in sales volume were negligible, and price changes to customers during the period were insignificant.

         Gross Margin. Cost of goods sold decreased $6.8 million or 3.8% to $172.3 million in fiscal 1998 from $179.1 million in fiscal 1997. Cost of goods sold decreased to 83.1% of net sales in fiscal 1998 from 85.5% in fiscal 1997, primarily due to lower manufacturing costs in the plants acquired from JR Flexible. Gross margin, consequently, increased $4.8 million or 15.9% to $35.1 million in fiscal 1998 from $30.3 million in fiscal 1997.

         Operating Expenses. Selling, administrative and research and development expenses increased $1.3 million or 7.6% to $17.9 million in fiscal 1998 from $16.7 million in fiscal 1997, primarily due to additional personnel and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 8.6% in fiscal 1998 from 8.0% in fiscal 1997 as a result of additional expenses incurred in fiscal 1998.

         Operating Income. Income from operations increased $3.4 million to $16.0 million in fiscal 1998 compared to $12.6 million in fiscal 1997. The increase was due to higher gross margins, offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.6 million or 4.3% to $12.8 million in fiscal 1998 from $13.3 million in fiscal 1997 primarily due to decreased borrowings resulting from scheduled debt amortization payments.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $43.7 million in the first 39 weeks of fiscal 1998 compared to $10.9 million in the corresponding period of fiscal 1997. After adding back depreciation and amortization, the Company's operations provided $31.9 million in cash in the first 39 weeks of fiscal 1998 compared to $16.1 million in the corresponding period of fiscal 1997. An additional $11.8 million in the fiscal 1998 period, primarily from reductions in working capital, was provided compared to a use of $5.2 million in the corresponding period of fiscal 1997. Depreciation and amortization for the thirteen weeks ended March 28, 1998 were $12.8 million compared to $14.0 million for the thirteen weeks ended March 29, 1997.

         Capital expenditures were $37.2 million in the first 39 weeks of fiscal 1998 compared to $17.5 million in the corresponding period of fiscal 1997, excluding the acquisition of JR Flexible, for which the finalized payment was $369.8 million. Management estimates its maintenance capital expenditures for fiscal 1998 will be approximately $15 million and total capital expenditures will approximate $47 million.

         Financing activities in fiscal 1998 were negligible but were substantial in the first 39 weeks of fiscal 1997 in connection with the acquisition. In the fiscal 1997 period, $158.0 million of principal was repaid, along with $17.3 million in prepayment premiums and issuance costs, from the proceeds of $470 million of senior and senior subordinated notes, $35 million in a revolving credit facility and $46 million in a receivable securitization facility. Total outstanding debt at March 28, 1998 of approximately $533.4 million included $223.0 million of floating rate and $310.4 million of fixed rate obligations. At March 28, 1998 the Company had approximately $86 million available for borrowings under its credit agreements.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  27       Financial Data Schedule (Filed Electronically)

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRINTPACK, INC.

Dated: May 11, 1998                 By:   /s/ R. Michael Hembree
                                         ---------------------------------------
                                         R. Michael Hembree
                                         Vice President-Finance
                                         (Principal Financial Officer and a duly
                                         authorized officer)