Form 10-K405
period 1998-06-27
PRINTPACK INC
filed 1998-09-25
CIK 202930

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                             ---------------------

                        COMMISSION FILE NUMBER 333-13727

                                PRINTPACK, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                        58-0673779
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)

                            4335 WENDELL DRIVE, S.W.
                             ATLANTA, GEORGIA 30336
                    (Address of principal executive offices)

                                 (404) 691-5830
              (Registrant's telephone number, including area code)

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by affiliates of the registrant at June 27, 1998.

     The number of shares of the registrant's Common Stock outstanding at September 18, 1998 was 4,218,560.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement." Readers of this Report are encouraged to read these cautionary statements carefully.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Printpack, Inc., a Georgia corporation ("Printpack" or the "Company"), is one of the largest domestic manufacturers and converters of flexible packaging products for use by leading bakery, salted snacks, confectionery, cookies/crackers, cereal, beverage, tissue/towel and other food and consumer product companies, as well as a major supplier of high performance films to other flexible packaging converters. The Company was founded in 1956 in Atlanta, Georgia and remains a privately held corporation owned and managed by the founding family, together with several long-term members of management. In August 1996, the Company acquired (the "Acquisition") the Flexible Packaging Group of James River Corporation of Virginia ("JR Flexible"). JR Flexible was a leading supplier of flexible packaging for various end uses, including bakery, cookies/crackers, cereal, ream wrap (wrapping for reams of office paper), tissue/towel overwrap, coffee serving packs and dentifrice (plastic laminate materials for toothpaste tubes and other personal care products). Printpack maintains a strong position in the flexible packaging industry with total annual sales in fiscal 1998 of $831.7 million.

     The Company manufactures a wide variety of high value-added flexible packaging products, including laminates made of various layers of plastic film, aluminum foil, metallized films, paper and specialized coatings, as well as cast and blown monolayer and co-extruded films. The Company's customer base includes nationally recognized, brand name food companies, many of which have been customers of the Company for over 20 years.

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

     Printpack's product lines also meet a wide spectrum of flexible packaging end uses, each of which has its own manufacturing and technical complexities. The Company is able to offer individual market expertise and product focus, as well as a broad range of flexible packaging alternatives for each end user. Field service representatives, who are knowledgeable in both the Company's products and its customers' equipment and processes, are often at customer sites to assist in the use of Company products. Customer service is enhanced in various other ways as well.

  Economies of Scale and Low Cost Structure

     The Company has focused its sales, marketing and technical efforts as well as its operating assets on specific end users and product markets where it believes it can achieve economies of scale and be a low cost producer. By dedicating manufacturing plants to a limited number of products, Printpack is able to effectively allocate the production of various product structures within its manufacturing network to realize longer runs, improved quality, greater product structure expertise and lower costs. This allows Printpack to better plan production runs, shorten cycle times, reduce set-up costs and realize lower labor costs.

     Printpack is one of the largest domestic purchasers of certain key materials used for flexible packaging manufacturing (such as extrusion grade resin, oriented polypropylene ("OPP") and other types of packaging film, paper and foil) and leverages its purchasing power to achieve cost savings and to promote technical development support from its suppliers.

  Technological Innovation

     Throughout the development of the flexible packaging industry from simple surface printed cellophane wrappers to high quality, multi-layer, printed, laminated and co-extruded plastic packaging, Printpack has been focused exclusively on flexible packaging and has anticipated end user demands through continuing product and process innovation. New and more complex product structures demand manufacturing processes that can produce high quality packaging which can be changed to meet end user marketing programs, yet are cost-effective. Printpack's manufacturing and technical resources give it significant advantages in this area. The Company also works with equipment manufacturers to design and build specific new processing capabilities.

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

CUSTOMERS

     Printpack provides its customers with a variety of flexible packaging materials with a primary focus on packaging products for salted snack foods, cookies/crackers, confectionery, cereal, beverages, diapers, tissue/towel, rice, meats and bakery end users. Frito-Lay, the largest U.S. salted snack food company, is Printpack's largest customer and accounted for approximately 14% of the Company's 1998 annual revenues. Frito-Lay is the Company's only customer that accounted for more than 10% of Printpack's fiscal 1998 sales. Printpack has historically enjoyed close relationships with its customers, cultivated over many years by emphasizing value-added services in packaging design and engineering, consistency of service, reliability, and competitive costs. There can be no assurance, however, that the Company will be able to maintain such relationships, and the loss of one or more major customers, or a material reduction in the sales to such customers would have a material adverse effect on the Company's results of operations, EBITDA and cash flow and on its ability to service its indebtedness.

MARKETS

     In fiscal 1998, the primary end use markets for Printpack's products were salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue/towel, copy paper, diapers and beverage industries.

SALES, MARKETING AND DISTRIBUTION

     Sales associates primarily work out of various sales offices located primarily throughout the U.S. All Printpack sales force personnel and customer service representatives undergo extensive training programs before assuming account responsibilities. Printpack's management believes that it is critical to the Company's success for its sales and marketing associates to have in-depth knowledge of the various characteristics and properties of a wide range of the Company's packaging structures.

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

EMPLOYEES

     At June 27, 1998, the Company had approximately 3,500 employees. Approximately 1,000 of these employees at five of the Company's facilities are covered by eight collective bargaining agreements. The Company considers relations with its employees to be generally good, and labor contracts were recently renegotiated in all of its covered facilities, including the Greensburg, Indiana plant. A strike by employees at the Greensburg facility began in the last week of June 1997 and lasted until September 12, 1997. During the quarter ended December 27, 1997, the Company completed the negotiation of a collective bargaining agreement with the union representing the Greensburg employees.

PATENTS AND TRADEMARKS

     Printpack has a number of trademarks registered in the U.S. and several foreign countries, including the Company's principal mark, Printpack. Printpack also has a number of patents and pending patent applications in the U.S. and in several other countries. The Company has transferred all its intellectual property to Printpack Illinois, Inc. ("Printpack Illinois"), a subsidiary of Printpack, Inc. Printpack Illinois licensed such properties to the Company and its affiliates. Although Printpack's management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Printpack trademark, would not have a material adverse effect on the Company's operations.

COMPETITION

     The flexible packaging industry includes several hundred competitors. Currently, Flexible Packaging Association (FPA) statistics and available trade and industry information indicate that the ten largest flexible packaging companies accounted for greater than 50% of total value-added flexible packaging sales in 1997, compared to approximately 35% in 1981. Printpack is one of the largest of these manufacturers in the flexible packaging industry with an estimated 10% of the industry's estimated 1997 sales. Other sales leaders in this industry include American National Can (a division of Pechiney), American Packaging, Bemis, Bryce, Cryovac (a division of Sealed Air Corporation), Huntsman Packaging, Lawson Mardon Packaging (a division of A/L Group) and Reynolds Packaging (a division of Reynolds Metals), many of which are well capitalized and maintain a strong market presence in the various markets in which Printpack competes. Various of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company, and therefore may have certain competitive advantages vis-a-vis Printpack.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

     The past and present operations of the Company, including its ownership and operation of real properties, are subject to extensive and changing federal, state and local laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. Printpack management believes that Printpack generally is in material compliance with applicable environmental laws and regulations.

     The Company cannot assure, however, that it will not in the future incur liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites), and/or the off-site disposal of hazardous substances. The Company has been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

ITEM 2.  PROPERTIES

     Printpack operates in a number of locations in the U.S. and one location in Mexico. In fiscal 1998, the Company entered into the following property transactions:

     During the fourth quarter of fiscal 1998, the Company amended and extended the term of a lease for land and buildings at the Williamsburg, VA manufacturing facility. The lease includes the existing land and building space at the facility as well as an expansion building to be constructed adjacent to the existing building. The lease expires in February 2017. The Company has the option to purchase the land and buildings on March 1 of every fifth year following the effective date of the lease. Construction of the building expansion began in May 1998, and the Company anticipates that it will occupy the expansion and begin lease payments on the expansion in the second quarter of fiscal 1999.

     During the third quarter of fiscal 1998, the Company completed the construction of and began operations at its manufacturing facility in Queretaro, Mexico.

     At the end of fiscal 1998, the Company's primary locations, all of which are in modern condition and are owned by the Company, except for leased plants located in Orange, Texas and Williamsburg, Virginia, were as follows: Atlanta, Georgia (2); Elgin Illinois; Fredericksburg, Virginia; Grand Prairie, Texas (2); Hendersonville, North Carolina; Prescott, Arizona; Rhinelander, Wisconsin; Villa Rica, Georgia (2); Greensburg, Indiana; Jackson, Tennessee; New Castle, Delaware; Orange, Texas; Shreveport, Louisiana; St. Louis, Missouri; Williamsburg, Virginia and Queretaro, Mexico. The Elgin, Illinois plant is owned and operated by a subsidiary, Printpack Illinois, for the benefit of the Company.

     Printpack also operates sales and marketing offices in various locations throughout the U.S., one sales office in Canada and one sales office in Mexico. The majority of these sales offices are leased while some are located at certain manufacturing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     Except for routine litigation incidental to the business of the Company, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company has been designated by the EPA and/or other responsible state agencies as a PRP (as previously defined) at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon Printpack's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the 1998 fiscal year ended June 27, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Common Stock of the Company, all of the shares of which were held of record by three holders as of September 18, 1998. Except as described below, the Company has not sold any securities in the last three fiscal years.

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

     The Company is currently restricted from paying dividends by the Indenture, dated August 22, 1996, between the Company and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 9 7/8% Senior Notes due 2004, the Indenture, dated August 22, 1996, between the Company and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 10 5/8% Senior Subordinated Notes due 2006 and the Credit Agreement, dated as of August 22, 1996, by and among the Company, the lenders thereto and First National Bank of Chicago, as Contractual Representative. The Company paid no dividends during the fiscal years ended June 27, 1998 and June 28, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data of Printpack set forth below have been derived from the Company's audited financial statements as of and for the fiscal years ended June 27, 1998, June 28, 1997, June 29, 1996, June 24, 1995, and June 25, 1994. The following selected financial data should be read in conjunction with the Company's Financial Statements and related notes thereto included elsewhere in this Report and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below.

                                                           FISCAL YEAR ENDED JUNE(1)
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales...................................  $831,689   $782,443   $442,931   $454,645   $407,272
Income from operations......................    44,959     30,833     27,020     28,751     28,411
Income (loss) before cumulative effect of a
  change in accounting principle and
  extraordinary item........................    (9,491)   (14,561)    13,236     17,165     17,110
Cumulative effect of change in accounting
  principle(2)..............................        --         --         --       (341)        --
Extraordinary item-loss on early
  extinguishment of debt....................        --     (1,631)        --         --         --
Net income (loss)...........................    (9,491)   (16,192)    13,236     16,824     17,110
BALANCE SHEET DATA:
Total assets................................   608,436    650,510    231,269    230,385    229,168
Short-term debt.............................     3,445      3,831      5,504         --         --
Long-term debt..............................   498,305    538,384    151,634    122,609    118,075
Shareholders' equity (deficit)..............    (5,949)     3,542     13,460     32,305     41,987
OTHER FINANCIAL DATA:
Dividends paid to parent....................        --         --     32,081     26,506     24,342
Ratio of earnings to fixed charges(3).......       0.8x       0.6x       2.2x       2.6x       3.0x

---------------

(1) The Company's fiscal year ends on the last Saturday of June.
(2) The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") as of the beginning of fiscal 1995. SFAS 112 recognizes the future cost of providing employment benefits on an accrual basis over the active service life of the employee.
(3) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include operating income (loss) before income taxes, extraordinary items and cumulative effect of an accounting change plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized and the portion of rental expense that is representative of the interest factor in these rentals. In fiscal 1998 and 1997, earnings were insufficient to cover fixed charges by $11,251 and $17,860, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

     As a result of the additional assets obtained in the Acquisition on August 22, 1996, the Company recorded expenses that are in excess of its historical levels, as well as reserves for cost reduction measures and other adjustments to the Acquisition balance sheet. In addition, the results of operations of the Company in fiscal 1998 and 1997, as compared with historical results, were significantly affected by the substantial increase in the Company's outstanding indebtedness in connection with the financing of the Acquisition, including interest charges on the Company's indebtedness. The Company's credit agreements include various affirma-tive, negative and financial covenants with which it must comply, including but not limited to, the maintenance of certain financial ratios, and limitations on the incurrence of additional indebtedness and the payment of dividends.

  Fiscal Year 1998 Compared to Fiscal Year 1997

     Net Sales

     Net sales increased $49.2 million (6.3%) to $831.7 million in fiscal 1998 from $782.4 million in fiscal 1997. The primary reason for the increase is the additional revenue from the acquired operations of JR Flexible for fifty-two weeks in fiscal 1998 as compared to forty-four weeks of the fiscal year since the date of the Acquisition in fiscal 1997. Sales volume growth, other than from the Acquisition, was customary. Price changes to customers during the period were insignificant.

     Gross Margin

     Gross margin in fiscal 1998 increased $18.8 million (18.3%) to $121.3 million from $102.5 million in fiscal 1997. Gross margin as a percentage of net sales in fiscal 1998 increased to 14.6% compared to 13.1% in fiscal 1997. The increase in gross margin percentage is primarily attributable to the continued integration of the operations acquired from JR Flexible into the existing operations of the Company. The acquired operations historically generated lower gross margins than did the existing Printpack business due to higher manufacturing costs. Additionally, the fiscal 1997 margins were negatively impacted by the effect of allocating part of the Acquisition purchase price to profit on finished goods inventory. The Company has not historically purchased a material amount of finished goods for resale and does not expect to do so to any material extent in the future and, therefore, considers this negative effect a non-recurring charge.

     Gross margin in fiscal 1997 was also negatively impacted by the move of equipment and manufacturing operations from the Villa Rica, Georgia films plant to Grand Prairie, Texas. Inefficiencies resulting from the difficulties encountered in the move were approximately $10.0 million, and the gross margin percentage would have been approximately 1.3% higher without these costs.

     Gross margins in fiscal 1998 were negatively impacted by the effects of a strike at the Greensburg, Indiana facility. The strike by the employees at the Greensburg facility began in the last week of June 1997 and lasted until September 12, 1997.

     Operating Expenses

     Operating expenses in fiscal 1998 increased $4.7 million (6.6%) to $76.3 million from $71.6 million in fiscal 1997. The change in operating expenses as a percentage of sales from 1997 to 1998 was negligible. The increase in operating expense dollars is attributable to additional selling, administrative and research and development expenses resulting from the Acquisition and to increased amortization of goodwill, also resulting from the Acquisition. These additional expenses were incurred for fifty-two weeks in fiscal 1998 as compared to only forty-four weeks in fiscal 1997.

     Operating Income

     Income from operations in fiscal 1998 increased $14.2 million (46.1%) from $30.8 million in fiscal 1997 to $45.0 million in fiscal 1998, primarily as a result of the increase in net sales and the other changes described above.

     Other Income and Expense

     Interest expense in fiscal 1998 increased by $5.6 million (12.0%) from $46.6 million in fiscal 1997 to $52.2 million in fiscal 1998. The increase is primarily due to borrowings incurred in connection with the Acquisition on August 22, 1996 (borrowings were in place for only forty-four of the fifty-two weeks ended June 28, 1997).

     During fiscal 1998, the Company recorded a pre-tax charge of $2,032,000 to adjust the carrying value of net assets held for sale to their estimated fair market value.

     As a result of the foregoing, loss before benefit for income taxes decreased from $16.7 million in fiscal 1997 to $10.1 million in fiscal 1998. The net benefit for income taxes decreased from $2.1 million in fiscal 1997 to $0.6 million in fiscal 1998 primarily as a result of the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

     Loss before extraordinary item declined from $14.6 million in fiscal 1997 to $9.5 million in fiscal 1998 primarily as a result of the increase in net sales and the other changes described above.

     The extraordinary item in fiscal 1997 of $1.6 million is due to the prepayment of the Company's then existing debt at the closing of the Acquisition. The extraordinary loss is comprised of a $2.6 million prepayment penalty less a $1.0 million income tax benefit. No such extraordinary items occurred during fiscal 1998.

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

RESEARCH AND DEVELOPMENT

     The Company expenses its research and development ("R&D") costs as incurred. Such expenditures were $9.0 million, $8.1 million and $5.2 million in fiscal 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The transactions consummated in the first quarter of fiscal 1997 changed the Company's financial condition adding substantial indebtedness. During fiscal 1998, management continued to integrate the acquired operations into the Company's existing business. As a result, shareholders' equity declined from $3.5 million as of June 28, 1997 to a deficit of $5.9 million as of June 27, 1998.

     Cash and cash equivalents decreased $0.7 million to $0.4 million at June 27, 1998 as compared to approximately $1.1 million at June 28, 1997. The decrease was primarily due to the Company using all available funds to reduce its borrowings under the credit facilities. Cash flows from operations were $73.5 million in fiscal 1998, $36.3 million (97.6%) more than in the previous fiscal year. This reflected a number of items, including decreases in accounts receivable and inventories, and a $17.2 million increase in accounts payable and accrued expenses. Capital expenditures of $48.0 million in fiscal 1998 and $25.0 million in fiscal 1997 continued to be principally for new property, plant and equipment.

     In fiscal 1998, cash flows used in investing activities, principally capital expenditures for new property, plant and equipment, increased 29.0% to $33.8 million, excluding the payment for the purchase of JR Flexible during fiscal 1997, which was $369.8 million. The increase was primarily due to the construction of the new plant in Queretaro, Mexico, partially offset by the $12.0 million payment received from Fort James Corporation (formerly James River Corporation of Virginia) in settlement of claims made by Printpack related to the Acquisition. These proceeds were used to reduce the amount of goodwill recorded by the Company in the Acquisition. At the same time, proceeds from the disposition of property and equipment decreased from $3.6 million to $2.2 million.

     Cash used in financing activities in fiscal 1998 was $40.5 million, compared to cash provided by financing activities of $359.7 million in fiscal 1997. The fiscal 1997 amounts reflect the proceeds of borrowings to finance the Acquisition and prepay the then existing debt. During fiscal 1998, the Company began to repay the amounts borrowed to finance the Acquisition. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Printpack's parents' European operations.

     In light of the indebtedness to be incurred in connection with the Acquisition, the Company determined to reduce its exposure to changes in interest rates, which had fluctuated during early summer 1996. The Company entered into a $300 million notional principal amount interest rate lock with Bank of America,

Chicago, Illinois ("BAI"), which settled based upon the difference between the present value of 10 years of interest payments at the 10-year Treasury note yield on August 19, 1996 and 6.895%. As a result of declines in interest rates between the agreement date and August 19, 1996, in settlement of this contract, the Company made a cash payment to BAI on August 21, 1996 of approximately $7.4 million. The Company had no such agreements during fiscal 1998.

     The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest.

     The Company's current ratio deteriorated from 2.13 in fiscal 1997 to 1.52 in fiscal 1998. The lower ratio in 1998 was primarily a result of decreases in accounts receivable and inventory ($5.3 million and $9.1 million, respectively) and increases in accounts payable and current maturities of long-term debt ($16.3 million and $8.0 million, respectively). On June 27, 1998, Printpack had approximately $110.0 million available under its revolving credit facility and its line of credit.

     The Company believes that its primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $45.0 - $50.0 million. Approximately $15 million per year is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

     Based upon current levels of operations, continued improvements in the acquired operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit agreement, sales of accounts receivable under its receivables securitization facility and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are generally collected within approximately 30 days. Printpack has historically experienced minimal chargeoffs (less than $1 million per year or less than 0.1% of sales), reflective of the high quality of the Company's respective customer base.

YEAR 2000

     Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000. These Year 2000 related issues are of particular importance to the Company. The Company depends upon its information technology ("IT") and non-IT systems (collectively the "Internal Systems") to conduct and manage the Company's business. The Company depends on its IT systems for administrative functions such as accounting, e-mail and telephone systems as well as in the day to day management of business functions such as production scheduling and order handling. Non-IT systems would include systems used to run manufacturing equipment. Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. The failure of the Company's Internal Systems, or of the Company's customers or suppliers, to be Year 2000 ready could have a material adverse effect on the Company's results of operations, financial position and cash flows. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials, equipment and services and its customers. While the Company obtains its resources from a number of vendors and sells it products to a number of customers for a wide variety of applications, if a sufficient number of these vendors or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative sources of these resources or customers for its products. The inability to find or a delay in finding such alternatives could have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company recognizes the significance of the Year 2000 problem and is executing a program to achieve Year 2000 readiness. The Company's Year 2000 program is supported by a Year 2000 Oversight Committee. The Oversight Committee was established to lead the readiness efforts for the Company and manage the overall progress of the project and is comprised of management and executive level employees representing all departments and disciplines of the Company.

     The Year 2000 program's purpose is to identify, evaluate and resolve potential Year 2000 issues related to the Company's Internal Systems and external relationships. The program includes the following key phases:

          1. Identification of systems and applications that must be modified;

          2. Evaluation of alternatives (modification, replacement or discontinuance); and

          3. System conversion and implementation which include timely milestones and appropriate testing to ensure that the systems and applications are ready for the Year 2000.

     The program also includes:

          1. Projects to ensure that external customers, vendors and services are also ready;

          2. The development of alternatives where necessary;

          3. Interoperability testing with key organizations in the financial services industry; and

          4. Contingency planning in case the Company or any of its customers or suppliers are not Year 2000 ready on a timely basis.

     The Company's goal is to have its Internal Systems ready for the Year 2000 by July 1, 1999. This goal allows for six months of internal testing prior to the Year 2000. The Company's Year 2000 program is under way, and the Company expects to achieve its goal. IT systems are in the system conversion and implementation phase, which is expected to be completed during the fourth quarter of fiscal 1999. Non-IT systems are in the phase of identifying the systems that must be modified or replaced. This phase is expected to be completed during the first quarter of fiscal 1999. Evaluation of alternatives for the non-IT systems is expected to be completed during the second quarter of fiscal 1999 and the implementation phase for non-IT systems is expected to be completed by the end of the fourth quarter of fiscal 1999. The Company also is currently in the process of developing a contingency plan related to both its Internal Systems and external relationships and expects to have the plan in place by December 31, 1998.

     The Company is currently using internal resources to address its Year 2000 issues. The majority of the Company's IT systems use packaged applications and have been updated or are in the process of being updated through support agreements with the manufacturers of such software. The additional systems not supported by vendors have been or will be modified internally or replaced in order to be Year 2000 compliant. Costs associated with the Year 2000 program are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's Information Systems department due to the Year 2000 issues. Although the Company is unable at this time to estimate the future costs associated with its Year 2000 program, the Company does not believe that the amount to be spent will be material to the Company's results of operations, liquidity or capital resources. However, if the Company is required to hire and retain further computer programmers and other systems professionals to address its Year 2000 issues, or find it necessary to replace certain of its Internal Systems, it could experience increased overall costs at least through the year 2000 at rates above general inflation.

     The Company has identified its key suppliers of proprietary materials and services, equipment, utilities and transportation services, has contacted each of these suppliers regarding their plans for dealing with Year 2000 issues and received initial responses from substantially all of them. The Company is in the process of following up with suppliers who have not yet responded and discussing the plans of those that have responded. The Company intends to begin verifying the state of readiness of these suppliers in early 1999. The Company has also begun inquiring of its major customers as to their preparations for the Year 2000 and any anticipated changes in their purchases from the Company related to this issue.

     Although the Company is not aware of any material operational or financial Year 2000 related issues, the Company cannot make any assurances that its Internal Systems will be Year 2000 ready on schedule, that the costs of its Year 2000 program will not become material or that the Company's contingency plans, when established, will be adequate. Further, the Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000 related effect which may arise from the Company's customers and suppliers. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business which would likely have material adverse effects on the Company's results of operations, financial position and cash flows.

"SAFE HARBOR" STATEMENT

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company, especially in the salted snacks and soft drink markets, fluctuations in raw material prices, possible environmental matters, competition, realization of synergies and cost savings from the Acquisition, the Company's success in completing the integration of the JR Flexible operations, and changes in economic conditions generally, both domestic and international. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's publicly-filed reports and its Form S-1 Registration Statement (File No. 333-13727), and all amendments thereto (the "Registration Statement"), including, but not limited to, the "Risk Factors" set forth in the Registration Statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule in Part IV, Item 14(a)1 and 2 of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Set forth below are the names, ages, positions and offices held (as the date hereof) and a brief account of the business experience for each executive officer and director of Printpack.

                                                AGE
                NAME                   (AS OF JUNE 27, 1998)                 POSITION
                ----                   ---------------------                 --------
Dennis M. Love.......................           42             President, Chief Executive Officer
                                                                 and Director(1)
James J. Greco.......................           55             Vice President and General Manager
James E. Love, III...................           41             Vice President, Corporate Development
                                                                 and Director(1)
Nicklas D. Stucky....................           52             Vice President, Human Resources
R. Michael Hembree...................           49             Vice President, Finance and
                                                                 Administration
August Franchini, Jr. ...............           55             Vice President, Engineering
Leonard A. Segall....................           50             Vice President, Operations Support
Kenneth H. Burke.....................           53             Vice President, Purchasing
Sidney A. Harris.....................           47             Vice President, Quality Management
Neil Williams........................           62             Secretary and Director
David M. Donovan.....................           37             Treasurer and Assistant Secretary
Gay M. Love..........................           69             Director(1)
Hugh M. Chapman......................           64             Director
Daniel K. Frierson...................           56             Director
Roy Richards, Jr. ...................           39             Director
Timothy C. Tuff......................           51             Director
C. Keith Love........................           37             Plant Manager, Hendersonville, N.C.
                                                                 Plant, and Director(1)
William J. Love......................           36             Senior Accounts Manager and
                                                                 Director(1)
William E. Lewis.....................           54             Vice President and General Manager
John N. Stigler......................           50             Vice President and General Manager
Terrence P. Harper...................           40             Vice President and General Manager
Michael A. Fisher....................           52             Vice President and General Manager
Frederick J. Crowe...................           49             Vice President and General Manager
Thomas P. Murphree...................           52             Vice President and General Manager

---------------

(1) Dennis M. Love, James E. Love, III, William J. Love and C. Keith Love are all the children of Gay M. Love, who is the controlling shareholder of the Company.

     Dennis M. Love -- President, Chief Executive Officer and Director. Mr. Love became President and Chief Executive Officer of Printpack and a member of its Board of Directors in February 1987. Mr. Love has been involved with the Company since 1978, holding various positions in sales and marketing.

     James J. Greco -- Vice President and General Manager. Mr. Greco has been Vice President and General Manager since April 1991 and in such capacity has been responsible for serving the Company's largest customer. Prior to holding these positions, Mr. Greco served as Director of Sales for 10 years and has held various other sales positions since he joined the Company in 1971. Mr. Greco also served as a director of the Company from July 1996 until January 1998.

     James E. Love, III -- Vice President, Corporate Development and
Director. Mr. Love became Director of Strategic Planning at Printpack in July 1992, Vice President, Corporate Development in May 1996 and has been a member of its Board of Directors since February 1987. Prior to joining Printpack, Mr. Love worked in the Corporate Finance Department of The Robinson-Humphrey Company, Inc., an investment banking firm, from 1983 to 1992.

     Nicklas D. Stucky -- Vice President, Human Resources. Mr. Stucky became Vice President of Human Resources in 1982. Prior to that, he served as Director of Personnel from 1978 to 1982 and has held various other human resources positions since he joined Printpack in 1973.

     R. Michael Hembree -- Vice President, Finance and Administration. Mr. Hembree joined the Company as Controller in 1980 and has served in this present position since 1982. Mr. Hembree also served as a director of the Company from July 1996 until January 1998.

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

     David M. Donovan -- Treasurer and Assistant Secretary. In January 1994, Mr. Donovan became Treasurer after previously serving as one of the Company's Controllers from April 1992 to January 1994 and its Financial Analysis Manager from July 1990 to April 1992.

     Gay M. Love -- Director. Ms. Love is the widow of the Company's founder, and her primary occupation is Chairman of the Board of Enterprises. She was first elected a director of the Company in July 1996, but has been a director and Chairman of Enterprises since 1989.

     Hugh M. Chapman -- Director. Mr. Chapman retired from NationsBank South of Atlanta, Georgia, a division of NationsBank Corporation of Charlotte, North Carolina, on June 30, 1997. Previously, he served as Chairman of NationsBank South for more than 5 years. Mr. Chapman was first elected as a director of the Company during fiscal 1998. He also serves as a director of Scana Corporation and West Point-Stevens.

     Daniel K. Frierson -- Director. Mr. Frierson has served as Chief Executive Officer of The Dixie Group, Inc., a public company in the textile manufacturing business, since 1979 and has served as Chairman of the Board of such company since 1987. Mr. Frierson was first elected as a director of the Company during fiscal 1998. He also serves as a director of the Dixie Group, Inc. and SunTrust Bank of Chattanooga, N.A.

     Roy Richards, Jr. -- Director. Mr. Richards has served as Chairman of the Board of Directors and Chief Executive Officer of Southwire Company since October 1988. Southwire is a privately owned company and is the largest producer of electrical wire and cable in North America.

     Timothy C. Tuff -- Director. Mr. Tuff has served as President and CEO of Boral Industries, Inc. which produces building and construction materials. Mr. Tuff assumed his present position in September 1993.

     C. Keith Love -- Plant Manager, Hendersonville, N.C. Plant, and Director. Mr. Love has been a director since March 1987, and assumed his current position in February 1996. He formerly served as a Shift

Coordinator from September 1991 to February 1996 and as a Systems Coordinator from May 1987 to September 1991.

     William J. Love -- Senior Accounts Manager and Director. Mr. Love has been a director of Printpack since March 1987, and since July 1994 an Accounts Manager. From July 1992 to July 1994, he served as a Sales Representative for the Company and for the two years prior to becoming a Sales Representative, Mr. Love attended The Fuqua School of Business at Duke University, where he received his M.B.A. in 1992.

     William E. Lewis -- Vice President and General Manager. Mr. Lewis was appointed to this position in May 1996. Previously, he served as a General Manager from April 1991 to May 1996 and Director of Sales, Marketing and Technical Support from September 1993 to May 1996. Prior to joining Printpack in connection with the Company's acquisition of Daniels Packaging in 1989, Mr. Lewis served as Daniels' National Sales Manager.

     John N. Stigler -- Vice President and General Manager. Mr. Stigler was appointed to this position in January 1994. He joined Printpack in 1976 as a Sales Representative and has held various positions, including Sales Manager, Director of Midwest Sales and General Manager.

     Terrence P. Harper -- Vice President and General Manager. Mr. Harper became General Manager in April 1997. From 1995 to 1997, Mr. Harper was Operations Planning Manager and held various other positions with the Company since joining it in 1989 in connection with the Company's acquisition of Daniels Packaging.

     Michael A. Fisher -- Vice President and General Manager. Mr. Fisher was promoted to this position in October 1993. Previously, Mr. Fisher served as the Company's Director of Development from March 1993 to October 1993, its Director of Business Support from August 1992 to March 1993 and Managing Director, European Operations from August 1989 to August 1992.

     Frederick J. Crowe -- Vice President and General Manager. Mr. Crowe has been with the Company in various capacities since 1977 and has served in his current position since August 1996. He previously served as a Sales Manager from January 1994 to August 1996, as Plant Manager, Grand Prairie, Texas from November 1992 to January 1994 and as a Director of Sales from August 1989 to November 1992.

     Thomas P. Murphree -- Vice President and General Manager. Mr. Murphree joined the Company with the Acquisition of JR Flexible in August 1996, where he had held various positions, most recently Vice President/General Manager, during his twenty-four year career there.

ITEM 11.  EXECUTIVE COMPENSATION

  Executive Officer Compensation

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during fiscal years 1998, 1997, and 1996, for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus for the fiscal year ended June 27, 1998, exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION      LONG TERM
                                                             -------------------    COMPENSATION        ALL OTHER
NAME AND PRINCIPAL POSITION(S)                                SALARY    BONUS(1)   LTIP PAYOUTS(2)   COMPENSATION(3)
------------------------------                               --------   --------   ---------------   ---------------
Mr. Dennis M. Love................................    1998   $317,950   $165,736      $202,372           $4,794
  President and Chief Executive Officer               1997    299,850    157,153            --            5,481
                                                      1996    283,300     72,487            --            4,669
Mr. John N. Stigler...............................    1998    136,250     80,555            --            5,004
  Vice President and General Manager                  1997    132,555     39,988       118,359            5,045
                                                      1996    131,525     83,250            --            4,177
Mr. Michael A. Fisher.............................    1998    139,010     94,451        51,314            5,028
  Vice President and General Manager                  1997    130,350     43,442       221,924            4,630
                                                      1996    125,950     18,311            --            3,870
Mr. James J. Greco................................    1998    199,955    117,391        60,693            5,155
  Vice President and General Manager                  1997    185,530    132,797        24,208            5,283
                                                      1996    176,900     88,186        22,154            4,685
Mr. R. Michael Hembree............................    1998    156,590     65,301         9,599            5,471
  Vice President, Finance and                         1997    147,690     61,924            --            3,106
  Administration                                      1996    139,700     30,268        20,385            3,635



---------------

(1) Consists of cash bonuses paid under the Economic Value Added Plan portion of the Company's Incentive Compensation Plan (the "Incentive Plan"). Under the Incentive Plan, the Company establishes annual targets for improvement over the prior year's results. These targets are calculated and measured with respect to economic value added ("EVA") standards, and participants earn bonuses based on realization of EVA targets. Annually, participants' bonuses are paid 75% in cash and 25% in performance shares.
(2) Consists of cash payments paid to the named executive officers pursuant to the Company's Performance Share Plan as more fully described below.
(3) Consists of Company contributions to the officer's account under the Company's Savings and Profit Sharing Plan. The Company's Savings and Profit Sharing Plan is a defined contribution employee benefit plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Under this plan, the Company matches 50% of the contributions up to the 6% contribution level, made by each qualified participant and may contribute other fixed amounts for the benefit of each qualified participant based upon a formula derived from years of service and base compensation.

              LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL YEAR 1998

                                                                                   PERFORMANCE OR
                                                              NUMBER OF SHARES,     OTHER PERIOD
                                                                  UNITS OR        UNTIL MATURATION
NAME                                                           OTHER RIGHTS(1)       OR PAYOUT
----                                                          -----------------   ----------------
Mr. Dennis M. Love..........................................       $55,245           March 2003
Mr. John N. Stigler.........................................        26,852           March 2003
Mr. Michael A. Fisher.......................................        31,484           March 2003
Mr. James J. Greco..........................................        39,130           March 2003
Mr. R. Michael Hembree......................................        21,767           March 2003

---------------

(1) Dollar value of units of phantom stock (performance shares) granted in fiscal year 1998 pursuant to the Performance Share Plan portion of the Incentive Plan. Actual unit calculations had not been made as of the date of this Report. Each year, 25% of the bonus, if any, is required to be reinvested in phantom stock (performance shares), which shares rise or fall in value as the overall equity value of the Company rises or falls. These performance shares vest after four years and may be exercised and cash paid to the participant at any time thereafter. There is no guarantee that these performance shares will have any value at their vesting or redemption. No shares of Company stock are actually issued pursuant to the Performance Share Plan. Historically, bonuses including performance shares have been accrued during each fiscal year, but not awarded until the subsequent fiscal year.

  Director Compensation

     Members of the Board who are not employees of the Company received a quarterly retainer of $4,000 each and $2,500 each per meeting attended during the fiscal year ended June 27, 1998.

INCENTIVE AND DEFERRED COMPENSATION

  Economic Value Added and Performance Share Plans

     The Company maintains a non-qualified, long-term incentive compensation plan for its employees (the "Incentive Plan") which is designed to align the short and long-term interests of its employees with its shareholders' interests. Under the Incentive Plan, the Company establishes annual targets for improvement over the prior year's results. These targets are calculated and measured with respect to economic value added ("EVA") standards. Targets are established on a Company-wide basis.

     The Incentive Plan includes two tiers of incentive-based compensation linked to the Company's EVA. Although participation in the Incentive Plan is generally limited to managers within the Company, the final determination of an employee's eligibility to participate in the plan is made in the sole discretion of a committee which consists of the Company's President and the Vice-Presidents of Finance and Administration, and of Human Resources. Each year a participant's bonus, if any, ("EVA Bonus") is allocated from a bonus pool composed of two parts, a base award and an improvement award. The base award is calculated using a target EVA and the individual participant's base salary. The improvement award is based on the improvement of the EVA from the previous year. The first tier consists of 75% of the EVA Bonus which is paid in cash to the participants as a short-term incentive.

     The second tier of the plan (the "Performance Share Plan") is a phantom stock plan, which acts as a long-term incentive. Twenty-five percent of each participant's EVA Bonus, if any, is reserved by the Company and invested in phantom stock called "performance shares", the value of which rise or fall with the overall equity value of the Company. There is no guarantee that these performance shares will have any value when they vest or become payable. These performance shares vest after four years and may be exercised by a participant at any time thereafter. The maximum number of performance shares available under the Performance Share Plan is equivalent to 15% of the Company's outstanding common stock. The percent of the EVA Bonus that must be reinvested in performance shares may be reduced pro rata if the 15% limit would be exceeded because of the full reinvestment. The Company may call outstanding performance shares from participants as it deems advisable.

  Deferred Compensation Agreements

     The Company's founder agreed to pay Neil Williams or his beneficiary $40,000 per year in deferred compensation beginning at age 65. Mr. Williams, who has served as the Company's Secretary and as a director since 1977, was the Company's only outside director who was not a salaried employee or a principal shareholder until fiscal 1998.

     The Company also maintains Family Security Agreements with certain of its key employees (the "Family Security Agreements"). These agreements provide that certain disability and death benefits will be paid to such employees or their family members. In the case of the employee's death, his or her spouse will receive annually for the rest of such spouse's life, 50% of the employee's total cash compensation, including bonuses, for the last full year of employment. In the event of the employee's disability while an employee of Printpack, Printpack shall pay the employee $40,000 annually for the employee's life. The agreements also provide certain other benefits to children of the employees who are under the age of 23. If the employee voluntarily terminates his employment (except upon retirement), engages in an activity which the Company's board of directors deems harmful to the Company or the employee ceases to provide advice to the Company when reasonably requested, all benefits under the Family Security Agreement will be forfeited. If Printpack terminates the employee's employment, there is a vesting schedule ranging from 50% at five years of employment to 100% at more than 10 years. All payments to be made under a Family Security Agreement are indexed to the All Urban Consumer's Cost of Living Index published by the U.S. Government. The Company currently has Family Security Agreements with Dennis M. Love, R. Michael Hembree, Nicklas D. Stucky and Thomas J. Dunn, Jr., all of whom are fully vested.

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

     Pursuant to an employment agreement between the Company and its founder, J. Erskine Love, Jr. dated June 23, 1983, the Company agreed to make certain death benefit payments to Mr. Love's wife, Gay M. Love. These payments, which began at Mr. Love's death in 1987 and will continue for the rest of Ms. Love's life, equaled $480,395 in 1998 and are adjusted each year based upon the Consumer Price Index. See "Item 11 --

Incentive and Deferred Compensation" for a description of other deferred compensation arrangements with Mr. Williams.

     Dennis M. Love currently serves as a director of SunTrust Bank, Atlanta and SunTrust Banks of Georgia (collectively, "SunTrust"). SunTrust is a participant in the Company's term loan secured bank facility and in its revolving credit facility. SunTrust is the lender on the Company's $10 million swing line facility used to fund daily cash flow fluctuations and cash management needs. These facilities were negotiated at arms-length with SunTrust prior to Mr. Love becoming a SunTrust director, and it is believed that such loans were made in the ordinary course, on substantially the same terms, including interest rates and collateral as comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. See Note 6 to Financial Statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements of Printpack, Inc., incorporated by reference into Item 8, are attached hereto beginning on page F-1:

          Report of Independent Accountants

          Balance Sheets as of June 27, 1998 and June 28, 1997

          Statements of Operations for the Three Years Ended June 27, 1998

          Statements of Cash Flows for the Three Years Ended June 27, 1998

          Statements of Changes in Shareholders' Equity (Deficit) for the Three Years Ended June 27, 1998

          Notes to Financial Statements

     2. Financial Statement Schedules. The following financial statement schedule of Printpack, Inc. is attached hereto:

     Schedule VIII -- Valuation and Qualifying Accounts

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT   CHARGED TO                 BALANCE
                                                 BEGINNING    COSTS AND                  AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
                  -----------                    ----------   ----------   ----------   ---------
                                                                  (IN THOUSANDS)
Year ended June 29, 1996
  Allowance for Doubtful Accounts..............     $228        $  560       $(502)      $  286
                                                    ====        ======       =====       ======
  Allowance for Deferred Tax Assets............     $ --        $   --       $  --       $   --
                                                    ====        ======       =====       ======
Year ended June 28, 1997
  Allowance for Doubtful Accounts..............     $286        $  566       $  --       $  852
                                                    ====        ======       =====       ======
  Allowance for Deferred Tax Assets............     $ --        $   --       $  --       $   --
                                                    ====        ======       =====       ======
Year ended June 27, 1998
  Allowance for Doubtful Accounts..............     $852        $   38       $(331)      $  559
                                                    ====        ======       =====       ======
  Allowance for Deferred Tax Assets............     $ --        $2,950       $  --       $2,950
                                                    ====        ======       =====       ======

  The notes to the financial statements are an integral part of this schedule.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Printpack, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 11, 1998 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
September 11, 1998

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1     --   Asset Purchase Agreement, dated as of April 10, 1996, by and between James River Corporation of Virginia and Printpack,
               Inc., as amended.
  2.2     --   Reorganization Agreement dated as of July 1, 1996 by and
               among Printpack Holdings, Inc., Printpack, Inc., Printpack
               Enterprises, Inc. and Printpack Illinois, Inc.
  3.1     --   Restated Articles of Incorporation of Printpack, Inc.
  3.2     --   Bylaws of Printpack, Inc.
  4.1     --   Indenture, dated August 22, 1996, between Printpack, Inc.
               and State Street Bank (successor to Fleet National Bank), as
               Trustee relating to the 9 7/8% Senior Notes due 2004.
  4.2     --   Indenture, dated August 22, 1996, between Printpack, Inc.
               and State Street Bank (successor to Fleet National Bank), as
               Trustee relating to the 10 5/8% Senior Subordinated Notes
               due 2006.
 10.1     --   Credit Agreement, dated as of August 22, 1996, by and among
               Printpack, Inc., the lenders a party thereto and First
               National Bank of Chicago, as Contractual Representative.
 10.2     --   Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
               Inc., as amended.
 10.3     --   Printpack, Inc. Savings and Profit Sharing Plan, as amended.
 10.4     --   Printpack, Inc. Incentive Compensation Plan.
 10.5     --   Guarantee dated as of January 5, 1995 made by Printpack,
               Inc. in favor of PNC Bank, Ohio, National Association, as
               amended.
 10.6     --   Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
               Securities Corporation.
 10.7     --   Receivables Sale Agreement dated as of August 22, 1996 by
               and between Printpack, Inc. and Flexible Funding Corp.
 10.8     --   Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
               Securitization Corporation and the financial institutions
               party hereto as Investors and The First National Bank of
               Chicago, as Agent.
 10.9     --   Intercreditor Agreement, dated August 22, 1996, by and
               between The First National Bank of Chicago, as Contractual
               Representative and The First National Bank of Chicago, as
               Agent.
*12       --   Computation of Ratio of Earnings to Fixed Charges.
*21       --   List of Subsidiaries.
*27       --   Financial Data Schedule. (For SEC purposes only.)
 99.1     --   Contribution Agreement dated as of January 5, 1995 by and
               between Printpack, Inc. and Orflex Ltd.
 99.2     --   Lease dated September 11, 1980 by and between Gulf Oil
               Corporation and Crown Zellerbach Corporation relating to the
               Orange, Texas Plant (the rights and obligations of the
               lessee under the foregoing Lease has been assigned
               ultimately to Printpack, Inc.).
 99.3     --   Ground Lease dated September 11, 1980 by and between Gulf
               Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
               ultimately to Printpack, Inc.).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 99.4     --   Ground Lease Agreement dated January 1, 1981 by and between
               Gulf Oil Corporation and Crown Zellerbach Corporation
               relating to the Orange, Texas Plant (the rights and
               obligations of the lessee under the foregoing Lease have
               been assigned ultimately to Printpack, Inc.).
 99.5     --   Ground Lease dated September 9, 1985 by and between Chevron
               Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
               the lessee under the foregoing Lease have been assigned
               ultimately to Printpack, Inc.).
 99.6     --   Lease dated July 25, 1990 by and between The Lawson Group,
               LTD. And Shell Oil Company relating to the Williamsburg,
               Virginia plant (the rights and obligations of the lessee
               under the foregoing Lease have been assigned ultimately to
               Printpack, Inc.).
 99.7     --   Note Purchase Agreement dated, August 15, 1996, by and
               between Printpack, Inc. and Donaldson, Lufkin & Jenrette
               Securities Corporation relating to the 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006.
 99.8     --   Deferred Income Agreement dated December 17, 1984 with
               Edward Hilbert, Jr.
 99.9     --   Deferred Income Agreement dated December 17, 1984 with
               Robert B. Paxton.
 99.10    --   Deferred Income Agreement dated July 10, 1996 with Neil
               Williams.
 99.11    --   Family Security Agreement dated April 4, 1986 with Dennis M.
               Love.
 99.12    --   Family Security Agreement dated February 24, 1986 with R.
               Michael Hembree.
 99.13    --   Family Security Agreement dated February 24, 1986 with
               Thomas J. Dunn, Jr.
 99.14    --   Family Security Agreement dated February 24, 1986 with
               Nicklas D. Stucky.
 99.15    --   Amended and Restated Employment Agreement dated June 23,
               1983 with J. Erskine Love, Jr.
*99.16    --   Lease Amendment dated May 20, 1998 by and between GF
               Associates and Printpack, Inc. relating to the Williamsburg,
               Virginia plant (Amendment to the lease by and between The
               Lawson Group, LTD. and Shell Oil Company noted as exhibit
               99.6 above originally filed on the Company's Registration
               Statement on Form S-1 (File No. 333-13727) filed with the
               Securities and Exchange Commission).

---------------

* Items filed herewith.

     (b) Reports on Form 8-K

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended June 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 1998.

                                          PRINTPACK, INC.

                                          By:      /s/ DENNIS M. LOVE
                                            ------------------------------------
                                                      Dennis M. Love
                                          President and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities indicated on September 23, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ DENNIS M. LOVE                    President and Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                   Dennis M. Love

               /s/ R. MICHAEL HEMBREE                  Vice President, Finance and Administration
-----------------------------------------------------    (Principal Financial and Accounting Officer)
                 R. Michael Hembree

                  /s/ C. KEITH LOVE                    Director
-----------------------------------------------------
                    C. Keith Love

                                                       Director
-----------------------------------------------------
                     Gay M. Love

               /s/ JAMES E. LOVE, III                  Director
-----------------------------------------------------
                 James E. Love, III

                 /s/ WILLIAM J. LOVE                   Director
-----------------------------------------------------
                   William J. Love

                                                       Director
-----------------------------------------------------
                   Hugh M. Chapman

               /s/ DANIEL K. FRIERSON                  Director
-----------------------------------------------------
                 Daniel K. Frierson

                /s/ ROY RICHARDS, JR.                  Director
-----------------------------------------------------
                  Roy Richards, Jr.

                                                       Director
-----------------------------------------------------
                   Timothy C. Tuff

                                                       Director
-----------------------------------------------------
                    Neil Williams

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Printpack, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Printpack, Inc. (the "Company"), as described in Note 1 to the financial statements, at June 27, 1998 and June 28, 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
September 11, 1998

                                PRINTPACK, INC.

                                BALANCE SHEETS

                                                              JUNE 27,   JUNE 28,
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)

                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $    415   $  1,140
  Trade accounts receivable, less allowance for doubtful
     accounts of $559 and $852..............................    70,759     76,075
  Inventories...............................................    80,992     90,074
  Prepaid expenses and other current assets.................    19,349     23,251
  Net assets held for sale..................................     4,944      8,673
  Deferred income taxes.....................................       816      2,260
                                                              --------   --------
          Total current assets..............................   177,275    201,473
Property, plant and equipment, net..........................   353,888    353,094
Goodwill, less accumulated amortization of $17,727 and
  $13,065...................................................    50,342     67,004
Other assets................................................    26,819     28,939
Deferred income taxes.......................................       112         --
                                                              --------   --------
                                                              $608,436   $650,510
                                                              ========   ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses.....................  $ 72,275   $ 55,999
  Accrued severance and restructuring costs.................       685      3,574
  Accrued salaries, wages, benefits and bonuses.............    16,227     15,333
  Current maturities of long-term debt......................    24,000     16,000
  Short-term borrowings under lines of credit...............     3,445      3,831
                                                              --------   --------
          Total current liabilities.........................   116,632     94,737
Long-term debt..............................................   264,000    312,000
Subordinated long-term debt.................................   210,305    210,384
Other long-term liabilities.................................    23,448     27,413
Deferred income taxes.......................................        --      2,434
                                                              --------   --------
          Total liabilities.................................   614,385    646,968
                                                              --------   --------
Shareholders' equity (deficit)
  Common stock, no par value, 5,000,000 shares authorized,
     4,218,560 shares issued and outstanding................     1,011      1,011
  Additional paid-in capital................................     6,687      6,687
  Accumulated deficit.......................................   (13,647)    (4,156)
                                                              --------   --------
          Total shareholders' equity (deficit)..............    (5,949)     3,542
                                                              --------   --------
Commitments and contingencies...............................        --         --
                                                              --------   --------
                                                              $608,436   $650,510
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                            STATEMENTS OF OPERATIONS

                                                              52 WEEKS   52 WEEKS   53 WEEKS
                                                               ENDED      ENDED      ENDED
                                                              JUNE 27,   JUNE 28,   JUNE 29,
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $831,689   $782,443   $442,931
Cost of goods sold..........................................   710,416    672,669    363,091
Write-off of margin on acquired inventory...................        --      7,296         --
                                                              --------   --------   --------
Gross margin................................................   121,273    102,478     79,840
Selling, administrative and research and development
  expenses..................................................    71,652     67,680     44,581
Severance expense...........................................        --         --      7,870
Write-off of equity investment..............................        --         --        200
Amortization of goodwill....................................     4,662      3,965        169
                                                              --------   --------   --------
Income from operations......................................    44,959     30,833     27,020
Other (income) expense
  Interest expense..........................................    52,221     46,600     10,814
  Undistributed loss from equity investment.................       377        741      1,111
  Other, net................................................     2,453        149     (1,221)
                                                              --------   --------   --------
Income (loss) before provision (benefit) for income taxes...   (10,092)   (16,657)    16,316
                                                              --------   --------   --------
Provision (benefit) for income taxes
  Current...................................................       501     (4,861)     2,963
  Deferred..................................................    (1,102)     2,765        117
                                                              --------   --------   --------
                                                                  (601)    (2,096)     3,080
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................    (9,491)   (14,561)    13,236
Extraordinary item -- loss on early extinguishment of debt
  (net of income tax benefit of $999).......................        --     (1,631)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $ (9,491)  $(16,192)  $ 13,236
                                                              ========   ========   ========
Unaudited pro forma data (Note 15)
  Income before income taxes................................                        $ 16,316
  Pro forma provision for income taxes......................                           6,555
                                                                                    --------
          Pro forma net income..............................                        $  9,761
                                                                                    ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                            STATEMENTS OF CASH FLOWS

                                                              52 WEEKS   52 WEEKS    53 WEEKS
                                                               ENDED       ENDED      ENDED
                                                              JUNE 27,   JUNE 28,    JUNE 29,
                                                                1998       1997        1996
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Operating activities
  Net income (loss).........................................  $ (9,491)  $ (16,192)  $ 13,236
                                                              --------   ---------   --------
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation............................................    48,557      47,605     24,734
    Amortization of goodwill................................     4,662       3,965        169
    Amortization of prepaid loan costs......................     2,421       1,831         --
    Amortization of cost of interest rate lock agreement....       798         665         --
    Write-off of margin on acquired inventory...............        --       7,296         --
    Loss on sale of property, plant and equipment...........       179         711         --
    Amortization of deferred gain...........................      (646)       (646)      (323)
    Undistributed loss from equity investment...............       377         741      1,111
    Deferred income taxes...................................    (1,102)      2,765        117
    Postretirement and postemployment benefits..............      (500)        401       (250)
    Incentive compensation..................................    (1,921)       (744)    (2,044)
    Gain on life insurance benefits.........................        --          --     (1,143)
    Other...................................................       507        (133)       588
    Changes in operating assets and liabilities
      (Increase) decrease in accounts receivable............     5,316      (7,280)        94
      (Increase) decrease in inventories....................     9,082       1,579     (2,839)
      (Increase) decrease in prepaid expenses and other
         assets.............................................     1,927         142     (3,734)
      Increase (decrease) in accounts payable, accrued
         expenses, and dividends payable....................    17,169       8,345    (17,956)
      Increase (decrease) in accrued severance costs........    (1,139)    (10,309)     5,986
      Decrease in accrued restructuring costs...............    (1,750)     (5,564)        --
      Increase (decrease) in other long-term liabilities....      (905)      1,993         --
                                                              --------   ---------   --------
         Total adjustments..................................    83,032      53,363      4,510
                                                              --------   ---------   --------
         Net cash provided by operating activities..........    73,541      37,171     17,746
                                                              --------   ---------   --------
Investing activities
  Purchases of property, plant and equipment................   (48,013)    (25,042)   (25,786)
  Proceeds from sale of property, plant and equipment.......     2,212       3,595        750
  Payment for purchase of JR Flexible, net of cash
    received................................................        --    (369,775)        --
  Proceeds received from Fort James.........................    12,000          --         --
  Insurance proceeds received...............................        --          --      1,336
  Other.....................................................        --      (4,771)        --
                                                              --------   ---------   --------
         Net cash used in investing activities..............   (33,801)   (395,993)   (23,700)
                                                              --------   ---------   --------
Financing activities
  Principal payments on long-term debt......................   (16,079)   (149,250)    (5,975)
  Proceeds from issuance of long-term debt..................        --     270,000         --
  Proceeds from issuance of subordinated debt...............        --     200,000         --
  Net proceeds (repayments) from borrowings on lines of
    credit, revolving credit and receivable securitization
    facilities..............................................   (24,386)     64,327     40,504
  Cost of interest rate lock agreement......................        --      (7,380)        --
  Debt prepayment premiums and debt issuance costs..........        --     (17,977)        --
  Dividends paid............................................        --          --    (32,081)
                                                              --------   ---------   --------
         Net cash provided by (used in) financing
           activities.......................................   (40,465)    359,720      2,448
                                                              --------   ---------   --------
Increase (decrease) in cash and cash equivalents............      (725)        898     (3,506)
Cash and cash equivalents, beginning of year................     1,140         242      3,748
                                                              --------   ---------   --------
Cash and cash equivalents, end of year......................  $    415   $   1,140   $    242
                                                              ========   =========   ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              RETAINED
                                                               ADDITIONAL     EARNINGS        TOTAL
                                                      COMMON    PAID-IN     (ACCUMULATED     EQUITY
                                                      STOCK     CAPITAL       DEFICIT)      (DEFICIT)
                                                      ------   ----------   -------------   ---------
                                                                      (IN THOUSANDS)
Balance as of June 24, 1995.........................  $1,011     $  413       $ 30,881      $ 32,305
  Net income........................................     --          --         13,236        13,236
  Dividends to parent...............................     --          --        (32,081)      (32,081)
                                                      ------     ------       --------      --------
Balance as of June 29, 1996.........................  1,011         413         12,036        13,460
  Net loss..........................................     --          --        (16,192)      (16,192)
  Shareholder contributions.........................     --       6,274             --         6,274
                                                      ------     ------       --------      --------
Balance as of June 28, 1997.........................  1,011       6,687         (4,156)        3,542
  Net loss..........................................     --          --         (9,491)       (9,491)
                                                      ------     ------       --------      --------
Balance as of June 27, 1998.........................  $1,011     $6,687       $(13,647)     $ (5,949)
                                                      ======     ======       ========      ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 27, 1998 AND JUNE 28, 1997

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

     Printpack's parent company, Printpack Enterprises, Inc. ("Enterprises"), until June 29, 1996, conducted a portion of Printpack's operations. In July 1996, as part of and to facilitate the financing of the Acquisition, Printpack and Enterprises were reorganized (the "Reorganization"). In the Reorganization, Printpack Holdings, Inc. ("Holdings") was formed and acquired approximately 97% of the outstanding common stock of Enterprises, which in turn acquired approximately 100% of the outstanding common stock of Printpack. Holdings and Enterprises are non-operating holding companies that also control flexible packaging operations conducted through separately chartered United Kingdom affiliates.

     The accompanying 1996 statement of income and cash flows was derived from the accounting records of Printpack and Enterprises and includes the revenue, expenses and cash flows attributable to both of the Companies' historical North American operations.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements present the operating results and financial position of Printpack and its majority owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates which are at least 20% owned are accounted for using the equity method and are stated at cost plus the Company's share of undistributed earnings or losses.

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in June. The Company's fiscal years ended June 27, 1998 and June 28, 1997 included 52 weeks, and the fiscal year ended June 29, 1996 included 53 weeks.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist principally of highly liquid, short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value.

INVENTORIES

     Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization, which is provided using the straight-line method over the estimated useful lives of the assets ranging from five to thirty years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation of property, plant and equipment sold or retired are relieved from the accounts, and resulting gains or losses are reflected in income.

                                PRINTPACK, INC.

INCOME TAXES

     The Company has historically been included in the consolidated Federal income tax return and a combined/unitary state income tax return of Holdings. Income taxes reflected in the accompanying statements of operations represent the Company's share of the consolidated tax provision which approximates the tax effect that would have been recognized had a separate income tax return been filed. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

     Enterprises in 1996 is presented as an S corporation, having elected S corporation status in 1989. Under the provisions of the Internal Revenue Code, S corporations are not subject to federal income tax because taxable income or loss inures to its shareholders. Accordingly, a provision for federal income taxes in the results of operations for fiscal 1996 has not been recorded for Enterprises. State income taxes have been provided for certain states which do not recognize S corporation status. Enterprises terminated its S corporation election in connection with the Reorganization. See Note 15 for unaudited pro forma income tax information.

INTANGIBLE ASSETS

     Intangible assets resulting from business acquisitions consist of the excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired (goodwill). Goodwill is amortized on a straight-line basis over 15 to 20 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. The recoverability of goodwill is periodically evaluated to determine whether current events or circumstances warrant adjustment to the carrying value. As of June 27, 1998 and June 28, 1997, management believes that goodwill has not been impaired.

REVENUE

     Revenue is recognized at the time of shipment. Sales to one customer approximated 14%, 15% and 25% of total sales during fiscal 1998, 1997 and 1996, respectively.

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

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's subsidiary operating in Mexico are measured using the dollar as the functional currency due to Mexico's economy being considered highly inflationary. Gains and losses arising from remeasuring these financial statements from the local currency to the functional currency are included in net income.

RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs when incurred. Research and development costs expensed during the years ended June 27, 1998, June 28, 1997 and June 29, 1996 were approximately $8,994,000, $8,133,000 and
$5,200,000, respectively.

                                PRINTPACK, INC.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for fiscal 1999 and requires restatement of all previously reported information for comparative purposes. This Statement will require additional disclosure but will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for fiscal 1999 and requires restatement of all previously reported information for comparative purposes. Management is in the process of evaluating the effects of this statement but does not believe it will have a significant effect on the presentation of the Company's financial statements.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement, which will become effective in fiscal 1999, modifies disclosures and will have no effect on the Company's consolidated financial position, results of operations or cash flows.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives will be recorded either in current earnings or as a component of comprehensive income. SFAS 133 will be effective in fiscal 2001. Management believes that this Statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2. ACQUISITION

     In fiscal 1996, the Company entered into an agreement with James River Corporation of Virginia to purchase certain assets and assume certain liabilities of JR Flexible, which also manufactured flexible packaging material primarily for food industries in North America. The agreement was consummated on August 22, 1996 for a purchase price of approximately $370 million. This Acquisition and the repayment of the majority of the Company's outstanding debt was financed by the issuance of $100,000,000 of Senior Notes, $200,000,000 of Senior Subordinated Notes, a new term loan of $170,000,000 and a draw of $53,700,000 on a $155,000,000 new revolving credit facility. At the closing of these transactions on August 22, 1996, the revolving credit facility was reduced permanently to its present level of $105,000,000 by the Receivables Securitization Facility of up to $50,000,000. Proceeds of $23,000,000 from the initial borrowings under this Facility collateralized by receivables were received by the Company on August 22, 1996.

                                PRINTPACK, INC.

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
                                                              ========

     In connection with the Acquisition, the Company closed two of the acquired plants in San Leandro, California and Dayton, Ohio. Costs connected with the closures of approximately $10,123,000 and $1,000,000 of other acquisition related costs were accrued and represent management's best estimate of the anticipated costs to be incurred. The net assets of these facilities are recorded as Net Assets Held for Sale in the accompanying Balance Sheet. During the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge amounting to $2,032,000 to adjust the carrying value of net assets held for sale to their estimated fair market value. The Company expects that these assets will be sold within the next twelve months and has therefore classified these items as current assets. The operating results of these facilities are included in the statement of operations and statement of cash flows presented and were not material to the Company's financial results for the period.

     Pro forma results, as if the Acquisition occurred on June 29, 1996, are as follows:

                                                                 52 WEEKS
                                                                   ENDED
                                                               JUNE 28, 1997
                                                                (UNAUDITED)
                                                              ---------------
                                                              (IN THOUSANDS)
Net sales...................................................     $845,384
Loss before extraordinary item..............................      (10,624)
Net loss....................................................      (12,255)

     The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the Acquisition taken place at the beginning of the period or of future results of the Company.

     Concurrent with the Acquisition and new financing, the Company prepaid its then existing debt and, consequently, recorded an extraordinary loss of $1,631,000 related to the early retirement of debt. The extraordinary loss was comprised of a $2,630,000 prepayment penalty, net of a $999,000 income tax benefit. On June 28, 1996, the Company entered into an amended interest rate lock agreement with a bank to manage its interest rate exposure on anticipated borrowings to be incurred in connection with the Acquisition described above. This amended agreement, which terminated on August 19, 1996, designated the Company and the bank as fixed and floating rate payers, respectively, on a notional principal amount of $300 million. As a result of subsequent declines in interest rates, the Company, on August 19, 1996 paid approximately $7.4 million on the settlement of this agreement, which cost was deferred and is being amortized to interest expense over the life of the Senior Notes and the Senior Subordinated Notes. Such cost is included in other assets on the accompanying Balance Sheets.

     On May 21, 1998, the Company entered into an agreement with Fort James Corporation (formerly named James River Corporation of Virginia) whereby Fort James remitted $12,000,000 to the Company in settlement of claims made by Printpack related to the Acquisition. These proceeds were used to reduce the amount of goodwill recorded by the Company in the Acquisition.

                                PRINTPACK, INC.

3. INVENTORIES

     Inventories are summarized as follows:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $31,755   $35,733
Work-in-process.............................................   10,972     9,070
Finished goods..............................................   54,755    62,004
                                                              -------   -------
                                                               97,482   106,807
Reduction to state inventories at last-in, first-out cost
  (LIFO)....................................................   16,490    16,733
                                                              -------   -------
                                                              $80,992   $90,074
                                                              =======   =======

     During fiscal 1996, certain inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1996 purchases, the effect of which decreased cost of goods sold and increased income from operations by approximately $500,000.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                1998        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $   8,691   $   8,691
Buildings...................................................     99,419      90,371
Machinery and equipment.....................................    444,226     416,272
Leasehold improvements......................................      5,824       5,784
Construction in progress....................................     39,004      31,383
                                                              ---------   ---------
                                                                597,164     552,501
Less accumulated depreciation and amortization..............   (243,276)   (199,407)
                                                              ---------   ---------
                                                              $ 353,888   $ 353,094
                                                              =========   =========

5. INVESTMENT IN JOINT VENTURE

     During fiscal 1995, the Company entered into an agreement with the OR Group, to form a joint venture, Orflex Ltd. ("Orflex"), an Ohio limited liability partnership. Under the terms of the joint venture agreement, the Company contributed its Cincinnati plant to the joint venture. For its contribution, the Company received a 49% limited partnership interest in the joint venture and $5,300,000 in cash. The Orflex transaction was accounted for as a sale of assets to the extent of third-party ownership in the joint venture during fiscal 1995. As a result, the Company recorded a deferred gain of approximately $3,885,000, which is being recognized under the installment method as Orflex makes principal payments on the debt. The Company recognized approximately $646,000 of this deferred gain during fiscal 1998 and 1997 and approximately $323,000 in fiscal 1996 as a result of principal payments made by Orflex.

     As part of the joint venture agreement, the Company has guaranteed the debt of the joint venture, which totaled approximately $3,800,000 at June 27, 1998 and $4,700,000 at June 28, 1997. This debt is subject to repayment requirements through a final maturity date of January 2005. The Company believes the likelihood of loss as a result of this debt guarantee is remote based upon the present and forecasted financial condition of Orflex.

                                PRINTPACK, INC.

     The Company purchases for resale to its customers certain finished goods inventories from Orflex. During 1998, 1997 and 1996, purchases from Orflex totaled approximately $1,423,000, $1,672,000 and $2,482,000, respectively.

     Pursuant to a note arrangement which became effective during fiscal 1996, the Company has extended certain working capital loans to Orflex. Such loans, which bear interest at the rate of LIBOR plus 2%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,000,000 at June 27, 1998 and $3,800,000 at June 28, 1997.

6. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
10.625% unsecured senior subordinated notes payable in
  August 2006; interest payable semi-annually; proceeds used to refinance existing debt and to finance the
  Acquisition...............................................  $200,000   $200,000
9.875% unsecured senior notes payable in August 2004;
  interest payable semi-annually; proceeds used to refinance
  existing debt and to finance the Acquisition..............   100,000    100,000
Variable rate secured senior notes to banks payable in
  quarterly installments of $6,000,000 each in fiscal 1999,
  $8,000,000 each in fiscal 2000, $10,000,000 each in fiscal
  2001 and $12,500,000 each in fiscal 2002 (final
  installment due June 30, 2002); interest payable
  quarterly; secured by substantially all of the Company's
  assets; proceeds used to refinance existing debt and to
  finance the Acquisition...................................   146,000    162,000
Revolving credit facility with banks due in August 2002;
  interest payable quarterly at variable rates; secured by
  substantially all of the Company's assets; proceeds used
  to refinance existing debt, finance the Acquisition, and
  provide working capital...................................        --     20,000
Accounts receivable securitization facility with a bank due
  in August 2002; interest payable quarterly at variable
  rates; proceeds used to refinance existing debt, finance
  the Acquisition and provide working capital...............    42,000     46,000
11% unsecured subordinated notes payable to the Printpack
  Holdings, Inc.'s shareholders payable in an installment of
  $3,422,000 in May 2005 and the remaining principal payable in May 2014; interest payable annually; proceeds used to
  provide working capital...................................    10,305     10,384
                                                              --------   --------
                                                               498,305    538,384
Less current portion........................................   (24,000)   (16,000)
                                                              --------   --------
                                                              $474,305   $522,384
                                                              ========   ========

                                PRINTPACK, INC.

     Aggregate principal maturities of long-term debt are as follows (in thousands):

1999........................................................  $ 24,000
2000........................................................    32,000
2001........................................................    40,000
2002........................................................    50,000
2003........................................................    42,000
2004 and thereafter.........................................   310,305
                                                              --------
                                                              $498,305
                                                              ========

     Certain agreements related to debt outstanding to banks as of June 27, 1998 and June 28, 1997 require that the Company, among other things, restrict the payment of dividends, the redemption of stock and the incurrence of additional debt; restrict investments; and limit the amount of pledged assets and advances and loans to employees. As of June 27, 1998, the Company was in compliance with all such covenants. The Company obtained amendments of all financial covenants due to noncompliance for the year ended June 28, 1997.

     At June 27, 1998 and June 28, 1997, the Company had a line of credit with a bank providing for borrowings of up to $10,000,000 bearing interest at the lower of the bank's prime rate or a negotiated rate. Current borrowings under this line were $3,445,000 and $3,831,000 at June 27, 1998 and June 28, 1997,
respectively.

     The Company's available borrowings under its revolving credit facility were $105,000,000 and $85,000,000 at June 27, 1998 and June 28, 1997, respectively.

     On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through August 20, 2001, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. To complete the financing of the James River acquisition noted above, the Company received approximately $23 million of proceeds from the initial borrowing under the arrangement. At June 27, 1998 and June 28, 1997, the Company had $42,000,000 and $46,000,000,
respectively, of notes outstanding under the facility, collateralized by approximately $71 million and $77 million, respectively, in trade receivables.

     Total cash paid during the year for interest, net of amounts capitalized, was $46,903,000, $31,511,000 and $10,172,000 during fiscal 1998, 1997 and 1996, respectively.

7. DEFERRED COMPENSATION

     Pursuant to the terms of a deferred compensation agreement, the Company is obligated to pay the former chief executive's beneficiary certain monthly amounts over the remainder of the beneficiary's life. At June 27, 1998 and June 28, 1997, approximately $3,767,000 and $3,918,000, respectively, has been accrued under this agreement. Interest expense on this obligation approximated $381,000, $395,000 and $412,000 during fiscal 1998, 1997 and 1996, respectively.

     The Company is obligated under deferred compensation agreements to make monthly payments in varying amounts to certain former officers and directors through June 2013. At June 27, 1998 and June 28, 1997, the Company had accrued approximately $897,000 and $654,000, respectively, relating to these

                                PRINTPACK, INC.

agreements. For fiscal 1998, 1997, and 1996, interest expense related to these agreements approximated $81,000, $63,000 and $66,000, respectively.

     Future minimum annual payments required by deferred compensation agreements are as follows (in thousands):

1999........................................................  $   679
2000........................................................      682
2001........................................................      628
2002........................................................      645
2003........................................................      662
2004 and thereafter.........................................    4,928
                                                              -------
          Total minimum payments............................    8,224
Less amounts representing interest at 8% to 12%.............   (3,559)
                                                              -------
                                                              $ 4,665
                                                              =======

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts payable and accrued expenses:
Trade accounts payable......................................  $43,306   $28,436
Accrued interest............................................   13,272    12,372
Other items.................................................   15,697    15,191
                                                              -------   -------
                                                              $72,275   $55,999
                                                              =======   =======

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

NOTE RECEIVABLE

     The carrying amount for the note receivable approximates its fair value based upon the approximate interest rates at which similar loans would be made.

LONG-TERM DEBT AND SUBORDINATED DEBT

     The carrying amounts of floating rate long-term debt approximate their fair values. The fair value of fixed rate long-term debt is estimated using quoted market prices where applicable and using a discounted cash-flow analysis based upon the incremental borrowing rates currently available to the Company for loans not sold in the public market.

                                PRINTPACK, INC.

     The estimated fair values of the Company's financial instruments are as follows:

                                                    1998                    1997
                                            ---------------------   ---------------------
                                            CARRYING      FAIR      CARRYING      FAIR
                                             AMOUNT       VALUE      AMOUNT       VALUE
                                            ---------   ---------   ---------   ---------
                                               (IN THOUSANDS)          (IN THOUSANDS)
Cash and cash equivalents.................  $     415   $     415   $   1,140   $   1,140
Note receivable...........................      4,500       4,500       3,800       3,800
Long-term debt............................   (288,000)   (295,750)   (328,000)   (332,650)
Subordinated debt.........................   (210,305)   (231,840)   (210,384)   (230,362)

     The Company does not use financial instruments for trading purposes.

10. EMPLOYEE BENEFITS

     The Company maintains a qualified savings and profit sharing plan for participating eligible employees ("associates") that provides for annual contributions based upon associates' savings and the Company's net income. Plan expense approximated $2,781,000, $2,326,000 and $1,673,000 in fiscal 1998, 1997 and 1996, respectively.

     Under the terms of the Company's EVA Incentive Compensation Plan (the "EVA Plan"), approximately $7,939,000, $8,314,000 and $2,415,000 has been recorded as expense during fiscal 1998, 1997 and 1996, respectively. Under the terms of the EVA Plan, incentive compensation is computed and allocated to individuals based upon economic value added, as defined within the plan agreement. Approximately $8,450,000 and $8,012,000 has been reflected as a liability at June 27, 1998 and June 28, 1997 for bonuses payable to all Company associates.

     Under the terms of the Company's Performance Share Incentive Compensation Plan (the "Performance Share Plan") for key associates, approximately $6,667,000 and $8,527,000 has been reflected as a liability at June 27, 1998 and June 28, 1997, respectively. Approximately $552,000, $260,000 and $476,000 has been recorded as expense relative to the Performance Share Plan during fiscal 1998, 1997 and 1996, respectively. Under the Performance Share Plan, associates defer twenty-five percent of their annual cash bonus into a performance share, the value of which is based upon a formula as defined in the plan agreement. Associates' performance shares must be held at least four years before they are eligible for redemption but may be held until the associate retires.

11. POSTRETIREMENT BENEFITS

     The Company provides group health and life insurance benefits to retired associates. Under the terms of this plan, the Company reimburses qualified retired associates varying percentages of health care costs and premium costs of life insurance depending upon a retired associate's length of service, with a minimum of 10 years required for plan eligibility.

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

                                PRINTPACK, INC.

     The following table sets forth the funded status of the postretirement benefits (other than pension plans), reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheets:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retiree benefit obligation................................  $(2,314)  $(1,907)
  Fully eligible active associates' benefit obligation......     (504)     (404)
  Other active associates' benefit obligation...............      (34)      (27)
                                                              -------   -------
          Total.............................................  $(2,852)  $(2,338)
                                                              =======   =======

     Net periodic postretirement benefit cost included the following components:

                                                              1998   1997    1996
                                                              ----   ----   -------
                                                                 (IN THOUSANDS)
Service cost for benefits earned............................  $ --   $ --   $   503
Interest cost on projected benefit obligation...............   514    180       695
Amortization of transition obligation.......................    --     --       400
Amortization of unrecognized net gain.......................    --     --       (33)
                                                              ----   ----   -------
          Net cost..........................................  $514   $180   $ 1,565
                                                              ====   ====   =======
Curtailment event
  Immediate recognition of transition obligation............  $ --   $ --   $ 6,362
  Curtailment gain..........................................    --     --    (9,006)
  Immediate recognition of experience loss..................    --     --       437
                                                              ----   ----   -------
          Net curtailment...................................  $ --   $ --   $(2,207)
                                                              ====   ====   =======
Effect of 1% increase in the trend rates
  Accumulated postretirement benefit obligation increase....  $309   $215   $   216
                                                              ====   ====   =======
  Service cost plus interest cost increase..................  $ 25   $ 17   $    17
                                                              ====   ====   =======

     The assumed health care cost trend rate and the ultimate rate, achieved July 1, 1998, used in measuring the accumulated postretirement benefit obligation was 5.00%. The discount rate used to measure the accumulated postretirement benefit obligation was 7.00% for fiscal 1998 and 8.00% for fiscal 1997 and 1996.

12. INCOME TAXES

     The Company paid no income taxes during the years ended June 27, 1998 and June 28, 1997 and paid approximately $2,403,000 during the year ended June 29, 1996.

     The provision (benefit)for income taxes consisted of the following:

                                                              1998      1997      1996
                                                             -------   -------   ------
                                                                   (IN THOUSANDS)
Current tax provision (benefit)
  Federal..................................................  $    --   $(4,756)  $2,426
  State....................................................      240      (105)     537
  Foreign..................................................      261        --       --
Deferred tax provision (benefit)
  Federal..................................................   (1,519)    3,195      104
  State....................................................      417      (430)      13
                                                             -------   -------   ------
                                                             $  (601)  $(2,096)  $3,080
                                                             =======   =======   ======

                                PRINTPACK, INC.

     The differences between total tax expense and the amount determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                              1998     1997     1996
                                                              -----    -----    -----
Tax expense (benefit) at federal statutory rate.............  (35.0)%  (35.0)%   35.0%
S corporation income not subject to corporate level
  taxation..................................................     --       --    (17.9)
Impact of termination of S corporation election.............     --     20.6       --
State income taxes, net of federal income tax benefit.......   (3.1)    (2.7)     3.1
Foreign taxes...............................................    1.9       --       --
Valuation allowance.........................................   29.2       --       --
Other.......................................................    1.0      1.0     (1.3)
                                                              -----    -----    -----
                                                               (6.0)%  (16.1)%   18.9%
                                                              =====    =====    =====

     The increase in the effective tax rate for the previous period was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the year ended June 28, 1997.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   218   $    99
  Accrued incentive compensation............................    3,540     3,799
  Deferred income...........................................      750     1,148
  Accrued postretirement and postemployment benefits........    1,112       905
  Accrued separation expenses...............................       --       356
  Deferred compensation.....................................    1,899     1,813
  Other accrued liabilities.................................    3,963     2,704
  Carryforward of net operating loss and tax credits........   19,263     7,309
  Other.....................................................      325        53
                                                              -------   -------
          Total deferred tax assets.........................   31,070    18,186
          Valuation allowance...............................   (2,950)       --
                                                              -------   -------
          Net deferred tax assets...........................   28,120    18,186
Deferred tax liabilities:
  Excess of book over tax basis of property, plant and
     equipment..............................................   19,453    11,386
  Excess of book over tax basis of intangible assets........    5,603     5,954
  Fees and taxes............................................       --       220
  Voluntary Employee Benefit Association contribution.......    1,083       499
  Other.....................................................    1,053       301
                                                              -------   -------
          Total deferred tax liabilities....................   27,192    18,360
                                                              -------   -------
          Net deferred tax asset (liability)................  $   928   $  (174)
                                                              =======   =======

                                PRINTPACK, INC.

     The valuation allowance for deferred tax assets at June 27, 1998 was approximately $2,950,000. The net change in the total valuation allowance for the year ended June 27, 1998 was an increase of $2,950,000. The Company's net operating loss carryforwards expire in years 2012 and 2013.

13. COMMITMENTS AND CONTINGENCIES

     The Company leases certain office facilities and transportation equipment under non-cancelable operating leases expiring on various dates through fiscal 2017. Future minimum annual rentals required by these operating leases are as follows:

                                                                 MINIMUM
                                                              ANNUAL RENTALS
                                                              --------------
                                                              (IN THOUSANDS)
1999........................................................     $ 1,305
2000........................................................       1,112
2001........................................................         989
2002........................................................         727
2003........................................................         510
2004 and thereafter.........................................       7,116
                                                                 -------
                                                                 $11,759
                                                                 =======

     Rental expense under operating leases approximated $3,788,000, $3,707,000 and $1,719,000 during fiscal 1998, 1997 and 1996, respectively.

     At June 27, 1998 and June 28, 1997, commitments relating to future acquisitions of property, plant and equipment approximated $20,947,000 and $20,707,000, respectively.

     The Company is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position or results of operations of the Company.

     The Company has been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

14. RESTRUCTURING CHARGES

     During fiscal 1997, the Company recorded severance charges of approximately $8,810,000 for announced reductions in work force of approximately 300 employees resulting from the acquisition of JR Flexible. During fiscal 1996, the Company recorded severance charges of approximately $7,870,000 for announced reductions in work force, primarily related to the termination of approximately 160 employees located at manufacturing

                                PRINTPACK, INC.

and corporate facilities. The Company made severance payments of approximately $925,000 and $13,571,000 during fiscal 1998 and 1997, respectively.

15. UNAUDITED PRO FORMA INFORMATION

INCOME TAXES

     The Company has calculated the pro forma provision for income taxes under SFAS 109 as if Printpack and Printpack Enterprises had been subject to federal and state income taxes for fiscal 1996.

     The pro forma provision for income taxes consisted of the following:

                                                                  1996
                                                             ---------------
                                                             (IN THOUSANDS)
Current tax provision
  Federal..............................................          $5,247
  State................................................             764
Deferred tax provision
  Federal..............................................             481
  State................................................              63
                                                                 ------
          Total pro forma provision....................          $6,555
                                                                 ======

     The differences between total pro forma tax expense and the amount determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                              1996
                                                              ----
Taxes at federal statutory rate.............................  35.0%
State income taxes, net of federal income tax benefit.......   4.5
Other.......................................................    .7
                                                              ----
                                                              40.2%
                                                              ====

                                 EXHIBIT INDEX

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

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
   2.1    --    Asset Purchase Agreement, dated as of April 10, 1996, by and between James River Corporation of Virginia and Printpack,
                Inc., as amended.
   2.2    --    Reorganization Agreement dated as of July 1, 1996 by and
                among Printpack Holdings, Inc., Printpack, Inc., Printpack
                Enterprises, Inc. and Printpack Illinois, Inc.
   3.1    --    Restated Articles of Incorporation of Printpack, Inc.
   3.2    --    Bylaws of Printpack, Inc.
   4.1    --    Indenture, dated August 22, 1996, between Printpack, Inc.
                and State Street Bank (successor to Fleet National Bank), as
                Trustee relating to the 9 7/8% Senior Notes due 2004.
   4.2    --    Indenture, dated August 22, 1996, between Printpack, Inc.
                and State Street Bank (successor to Fleet National Bank), as
                Trustee relating to the 10 5/8% Senior Subordinated Notes
                due 2006.
  10.1    --    Credit Agreement, dated as of August 22, 1996, by and among
                Printpack, Inc., the lenders a party thereto and First
                National Bank of Chicago, as Contractual Representative.
  10.2    --    Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
                Inc., as amended.
  10.3    --    Printpack, Inc. Savings and Profit Sharing Plan, as amended.
  10.4    --    Printpack, Inc. Incentive Compensation Plan.
  10.5    --    Guarantee dated as of January 5, 1995 made by Printpack,
                Inc. in favor of PNC Bank, Ohio, National Association, as
                amended.
  10.6    --    Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                Securities Corporation.
  10.7    --    Receivables Sale Agreement dated as of August 22, 1996 by
                and between Printpack, Inc. and Flexible Funding Corp.
  10.8    --    Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
                Securitization Corporation and the financial institutions
                party hereto as Investors and The First National Bank of
                Chicago, as Agent.
  10.9    --    Intercreditor Agreement, dated August 22, 1996, by and
                between The First National Bank of Chicago, as Contractual
                Representative and The First National Bank of Chicago, as
                Agent.
 *12      --    Computation of Ratio of Earnings to Fixed Charges.
 *21      --    List of Subsidiaries.
 *27      --    Financial Data Schedule. (For SEC purposes only.)
  99.1    --    Contribution Agreement dated as of January 5, 1995 by and
                between Printpack, Inc. and Orflex Ltd.
  99.2    --    Lease dated September 11, 1980 by and between Gulf Oil
                Corporation and Crown Zellerbach Corporation relating to the
                Orange, Texas Plant (the rights and obligations of the
                lessee under the foregoing Lease has been assigned
                ultimately to Printpack, Inc.).
  99.3    --    Ground Lease dated September 11, 1980 by and between Gulf
                Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
                ultimately to Printpack, Inc.).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
  99.4    --    Ground Lease Agreement dated January 1, 1981 by and between
                Gulf Oil Corporation and Crown Zellerbach Corporation
                relating to the Orange, Texas Plant (the rights and
                obligations of the lessee under the foregoing Lease have
                been assigned ultimately to Printpack, Inc.).
  99.5    --    Ground Lease dated September 9, 1985 by and between Chevron
                Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
                the lessee under the foregoing Lease have been assigned
                ultimately to Printpack, Inc.).
  99.6    --    Lease dated July 25, 1990 by and between The Lawson Group,
                LTD and Shell Oil Company relating to the Williamsburg,
                Virginia plant (the rights and obligations of the lessee
                under the foregoing Lease have been assigned ultimately to
                Printpack, Inc.).
  99.7    --    Note Purchase Agreement dated, August 15, 1996, by and
                between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                Securities Corporation relating to the 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006.
  99.8    --    Deferred Income Agreement dated December 17, 1984 with
                Edward Hilbert, Jr.
  99.9    --    Deferred Income Agreement dated December 17, 1984 with
                Robert B. Paxton.
  99.10   --    Deferred Income Agreement dated July 10, 1996 with Neil
                Williams.
  99.11   --    Family Security Agreement dated April 4, 1986 with Dennis M.
                Love.
  99.12   --    Family Security Agreement dated February 24, 1986 with R.
                Michael Hembree.
  99.13   --    Family Security Agreement dated February 24, 1986 with
                Thomas J. Dunn, Jr.
  99.14   --    Family Security Agreement dated February 24, 1986 with
                Nicklas D. Stucky.
  99.15   --    Amended and Restated Employment Agreement dated June 23,
                1983 with J. Erskine Love, Jr.
 *99.16   --    Lease Amendment dated May 20, 1998 by and between GF
                Associates and Printpack, Inc. relating to the Williamsburg,
                Virginia plant (Amendment to the lease by and between The
                Lawson Group, LTD and Shell Oil Company noted as exhibit
                99.6 above originally filed on the Company's Registration
                Statement on Form S-1 (File No. 333-13727) filed with the
                Securities and Exchange Commission).

---------------

* Items filed herewith.