Form 10-Q
period 1998-10-26
PRINTPACK INC
filed 1998-11-10
CIK 202930

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

                  For the quarterly period ended September 26, 1998

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-13727

                                  ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Total number of shares of outstanding stock (net of shares held in treasury) as of October 30, 1998:

        Common stock, no par value....................4,218,560

================================================================================

                                 PRINTPACK, INC.
                                      INDEX


PART I.           FINANCIAL INFORMATION

                  "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                  LITIGATION REFORM ACT OF 1995

                  Item 1.           Financial Statements

                  Balance Sheets at
                                    September 26, 1998 and June 27, 1998

                  Statements of Operations
                                    for the 13 weeks ended
                                    September 26, 1998 and September 27, 1997

                  Statements of Cash Flows
                                    for the 13 weeks ended
                                    September 26, 1998 and September 27, 1997

                  Notes to Unaudited Financial Statements

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations

                  Item 3.           Quantitative and Qualitative Disclosures about Market Risk



Part II.          OTHER INFORMATION:

                  Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                  Exhibit 27        Financial Data Schedule

PART 1. FINANCIAL INFORMATION

                    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company, fluctuations in raw material prices, possible environmental matters, competition, the Company's ability complete the implementation of its Year 2000 program on a timely basis, the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready, and changes in economic conditions generally, both domestic and international. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports and its Form S-1 Registration Statement (File No. 333-13727), and all amendments thereto (the "Registration Statement"), including, but not limited to, the "Risk Factors" set forth in the Registration Statement.

         The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. FINANCIAL STATEMENTS

                                 PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                              SEPTEMBER 26,     JUNE 27,
                                                                                  1998            1998
                                                                               ---------       ---------
                                                                                     (IN THOUSANDS)

                                     ASSETS


Current assets
  Cash and cash equivalents                                                    $      80       $     415
  Trade accounts receivable, less allowance for doubtful accounts of $559         66,078          70,759
  Inventories                                                                     84,199          80,992
  Prepaid expenses and other current assets                                       16,556          19,349
  Net assets held for sale                                                         1,374           4,944
  Deferred income taxes                                                            1,004             816

                                                                               ---------       ---------
     Total current assets                                                        169,291         177,275

Property, plant and equipment, net                                               349,533         353,888
Goodwill, less accumulated amortization of $18,685 and $17,727                    49,384          50,342
Other assets                                                                      26,612          26,819
Deferred income taxes                                                              1,660             112

                                                                               ---------       ---------
                                                                               $ 596,480       $ 608,436
                                                                               =========       =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities
  Accounts payable and accrued expenses                                        $  66,015       $  72,960
  Accrued salaries, wages, benefits and bonuses                                   11,316          16,227
  Current maturities of long-term debt                                            26,000          24,000
  Short-term borrowings under lines of credit                                      3,578           3,445

                                                                               ---------       ---------
     Total current liabilities                                                   106,909         116,632

Long-term debt                                                                   266,000         264,000
Subordinated long-term debt                                                      210,305         210,305
Other long-term liabilities                                                       23,392          23,448

                                                                               ---------       ---------
     Total liabilities                                                           606,606         614,385
                                                                               ---------       ---------

Shareholders' equity (deficit)
  Common stock, no par value, 15,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                1,011           1,011
  Additional paid-in capital                                                       6,687           6,687
  Accumulated deficit                                                            (17,824)        (13,647)

                                                                               ---------       ---------
     Total shareholders' deficit                                                 (10,126)         (5,949)
                                                                               ---------       ---------

Commitments and contingencies                                                         --              --
                                                                               ---------       ---------
                                                                               $ 596,480       $ 608,436
                                                                               =========       =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                   13 WEEKS          13 WEEKS
                                                                     ENDED            ENDED
                                                                  SEPTEMBER 26,    SEPTEMBER 27,
                                                                     1998             1997
                                                                   ---------       ---------
                                                                         (IN THOUSANDS)
Net sales                                                          $ 206,049       $ 209,166
Cost of goods sold                                                   179,507         185,936
                                                                   ---------       ---------

Gross margin                                                          26,542          23,230
Selling, administrative and research and development expenses         19,090          18,519
Amortization of goodwill                                                 958           1,187
                                                                   ---------       ---------

Income from operations                                                 6,494           3,524
Other (income) expense
  Interest expense                                                    12,697          12,790
  Undistributed loss from equity investment                               68              --
  Other, net                                                            (539)           (578)
                                                                   ---------       ---------

Loss before benefit for income taxes                                  (5,732)         (8,688)
Benefit for income taxes                                              (1,555)         (3,006)
                                                                   ---------       ---------

Net loss and comprehensive loss                                    $  (4,177)      $  (5,682)
                                                                   =========       =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                13 WEEKS        13 WEEKS
                                                                  ENDED           ENDED
                                                               SEPTEMBER 26,   SEPTEMBER 27,
                                                                  1998            1997
                                                               -------------  -------------
                                                                    (IN THOUSANDS)
Operating activities
  Net loss                                                     $ (4,177)      $ (5,682)
  Depreciation and amortization                                  13,715         12,643
  Other                                                          (8,344)         5,975
                                                               --------       --------

      Net cash provided by operating activities                   1,194         12,936
                                                               --------       --------

Investing activities
  Purchases of property, plant and equipment                     (9,296)        (8,967)
  Proceeds from sale of property, plant and equipment             3,634            235
                                                               --------       --------

      Net cash used in investing activities                      (5,662)        (8,732)
                                                               --------       --------

Financing activities
  Principal payments on long-term debt                           (6,000)        (4,000)
  Net borrowings under revolving credit facility                 10,000             --
  Net borrowings under receivable securization facility              --          4,000
  Net borrowings (repayments) on lines of credit                    133         (3,831)
                                                               --------       --------

      Net cash provided by (used in) financing activities         4,133         (3,831)
                                                               --------       --------

Increase (decrease) in cash and cash equivalents                   (335)           373
Cash and cash equivalents, beginning of period                      415          1,140
                                                               --------       --------

Cash and cash equivalents, end of period                       $     80       $  1,513
                                                               ========       ========




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 1998



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 27, 1998 and June 28, 1997 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. As described in the above noted financial statements, effective July 1996, the Company was legally reorganized. As such, the Company"s shareholders' equity has been presented to reflect the reorganization. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week period ended September 26, 1998 is not necessarily indicative of the results to be expected for the full fiscal year.

2.  NET ASSETS HELD FOR SALE

         In connection with the acquisition of certain operations from James River Corporation of Virginia's ("James River") Flexible Packaging Business ("JR Flexible") as of August 22, 1996 (the "Acquisition"), the Company elected to close the San Leandro and Dayton plants acquired in the transaction. During the quarter ended September 26, 1998, the Company sold the San Leandro facility for approximately $3.6 million, net of selling expenses. The net assets of the remaining facility are recorded as Net Assets Held for Sale in the Company's balance sheets.

         Accruals related to the closure of this plant represent Company management's best estimate of the anticipated costs to be incurred. The Company expects that these assets will be sold within the next twelve months and has therefore classified these items as current assets. The operating results of these facilities are included in the statements of operations and statements of cash flows presented and were not material to the Company's financial results for the periods.

3.  INCOME TAXES

         Printpack's effective income tax rate for the 13 weeks ended September 26, 1998 and September 27, 1997 was 27% and 35%, respectively. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

         The Company paid no income taxes during the 13 weeks ended September 26, 1998 and September 27, 1997 due to the expected loss.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


4.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                                SEPTEMBER 26,   JUNE 27,
                                                                                    1998          1998
                                                                                    ----          ----
                                                                                      (IN THOUSANDS)
            Raw materials ..................................................      $ 32,073      $31,755
            Work-in-process ................................................        12,755       10,972
            Finished goods .................................................        55,330       54,755
                                                                                  --------      -------
                                                                                   100,158       97,482
            Reduction to state inventories at last-in, first-out cost ......        15,959       16,490
            (LIFO)                                                                --------      -------

                                                                                  $ 84,199      $80,992
                                                                                  ========      =======

5.  CONTINGENCIES

         Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6.  DEBT

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through August 20, 2001, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At both September 26, 1998 and June 27, 1998, the Company had $42 million of notes outstanding under the Facility, collateralized by approximately $67 million and $71 million, respectively, in trade receivables.

                                 PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the thirteen weeks ended September 26, 1998 is compared to the same time period in fiscal 1998. The discussion and analysis of Printpack's financial condition compares its condition at September 26, 1998 to June 27, 1998.

         This Item contains certain forward-looking statements that reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

   Thirteen weeks ended September 26, 1998 compared to September 27, 1997

         Net Sales. Net sales decreased $3.1 million or 1.5% to $206.0 million in the fiscal 1999 period from $209.2 million in the fiscal 1998 period due primarily to lower sales volume and price changes to customers.

         Gross Margin. Cost of goods sold decreased $6.4 million or 3.4% to $179.5 million in fiscal 1999 from $185.9 million in fiscal 1998. Cost of goods sold decreased to 87.1% of net sales in fiscal 1999 from 88.9% in fiscal 1998, primarily due to lower manufacturing costs in the Greensburg, Indiana plant which experienced a strike during the first quarter of fiscal 1998. Gross margin, consequently, increased $3.3 million or 14.2% to $26.5 million in fiscal 1999 from $23.2 million in fiscal 1998.

         Operating Expenses. Selling, administrative and research and development expenses increased $0.6 million or 3.2% to $19.1 million in fiscal 1999 from $18.5 million in fiscal 1998, primarily due to additional personnel and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.3% in fiscal 1999 from 8.9% in fiscal 1998 as a result of additional expenses incurred in fiscal 1999.

         Operating Income. Income from operations increased $3.0 million or 84.3% to $6.5 million in fiscal 1999 compared to $3.5 million in fiscal 1998. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.1 million or .8% to $12.7 million in fiscal 1999 from $12.8 million in fiscal 1998 primarily due to decreased borrowings resulting from scheduled debt amortization payments.

         Employees. At September 26, 1998, the Company had approximately 3,700 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $1.2 million in the first 13 weeks of fiscal 1999 compared to $12.9 million in the corresponding period of fiscal 1998. After adding back depreciation and amortization to the net loss, the Company's operations provided $9.5 million in cash in the first 13 weeks of fiscal 1999 compared to $7.0 million in the corresponding period of fiscal 1998. The Company used $8.3 million in cash, primarily for working capital increases, in the fiscal 1999 period, compared to $6.0 million provided in the corresponding period of fiscal 1998. Depreciation and amortization for the thirteen weeks ended September 26, 1998 were $13.7 million compared to $12.6 million for the thirteen weeks ended September 27, 1997.

         Capital expenditures were $9.3 million in the first 13 weeks of fiscal 1999 compared to $9.0 million in the corresponding period of fiscal 1998. Management estimates its maintenance capital expenditures for fiscal 1999 will be approximately $15 million and total capital expenditures will approximate $42 million.

         Financing activities in the first thirteen weeks of fiscal 1999 and 1998 were negligible. Total outstanding debt at September 26, 1998 of approximately $505.9 million included $195.6 million of floating rate and $310.3 million of fixed rate obligations. At September 26, 1998 the Company had approximately $100 million available for borrowings under its credit agreements.

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


YEAR 2000

    Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000. These Year 2000 related issues are of particular importance to the Company. The Company depends upon its information technology ("IT") and non-IT systems (collectively the "Internal Systems") to conduct and manage the Company's business. The Company depends on its IT systems for administrative functions such as accounting, e-mail and telephone systems as well as in the day to day management of business functions such as production scheduling and order handling. Non-IT systems would include computer systems used to run manufacturing equipment as well as technology embedded in the manufacturing equipment itself. Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. The failure of the Company's Internal Systems, or of the Company's customers or suppliers, to be Year 2000 ready could have a material adverse effect on the Company's results of operations, financial position and cash flows. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials, equipment and services and its customers. While the Company obtains its resources from a number of vendors and sells its products to a number of customers for a wide variety of applications, if a sufficient number of these vendors or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative sources of these resources or customers for its products. The inability to find or a delay in finding such alternatives could have a material adverse effect on the Company's business, results of operations or financial condition.

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

The program also includes:

1. Projects to ensure that external customers, vendors and services are also Year 2000 ready;
2.       The development of alternatives where necessary;
3. Interoperability testing with key organizations in the financial services industry;
4. Contingency planning in case the Company or any of its customers or suppliers are not Year 2000 ready on a timely basis.

    The Company's goal is to have its Internal Systems ready for the Year 2000 by July 1, 1999. This goal allows for six months of internal testing prior to the Year 2000. The Company's Year 2000 program is under way, and the Company expects to achieve its goal. IT systems are in the system conversion and implementation phase, which is expected to be completed during the fourth quarter of fiscal 1999. Non-IT systems are in the phase of identifying the systems that must be modified or replaced. This phase is expected to be completed during the second quarter of fiscal 1999. Evaluation of alternatives for the non-IT systems is expected to be completed during the third quarter of fiscal 1999 and the implementation phase for non-IT systems is expected to be completed by the end of the fourth quarter of fiscal 1999. The Company also is currently in the process of developing a contingency plan related to both its Internal Systems and external relationships and expects to have the plan in place by December 31, 1998.

    The Company is currently using internal resources to address its Year 2000 issues. The majority of the Company's IT systems use packaged applications and have been updated or are in the process of being updated through support agreements with the manufacturers of such software. The additional systems not supported by vendors have been or will be modified internally or replaced in order to be Year 2000 compliant. Costs associated with the Year 2000 program are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's Information Systems department due to the Year 2000 issues. To date, the costs associated with the Company's Year 2000 program have not been material. Although the Company is unable at this time to estimate the future costs associated with its Year 2000 program, the Company does not believe that the amount to be spent will be material to the Company's results of operations, liquidity or capital resources. However, if the Company is required to hire and retain further computer programmers and other systems professionals to address its Year 2000 issues, or finds it necessary to replace certain of its other Internal Systems, it could experience increased overall costs at least through the year 2000 at rates above general inflation.

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

    The Company has also been in contact with organizations in the financial services industry who provide services to the Company. The Company is currently and will continue to assess whether the services provided by these organizations will be Year 2000 ready. The Company plans to participate in interoperability testing with such organizations to ensure such services will be Year 2000 ready.

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

    The estimates and conclusions related to the Company's Year 2000 program contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 program include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific systems, equipment or facilities, and the ability of suppliers and vendors and other third parties to bring their systems into Year 2000 compliance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion should be read in conjunction with the Notes to Unaudited Financial Statements contained herein, as well as the Notes to Financial Statements contained in the Company's Form 10-K for the fiscal year ended June 27, 1998.

         This Item contains certain forward-looking statements that reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $146,000,000 (at June 27, 1998) secured senior notes to banks payable in quarterly installments of $6,000,000 each in fiscal 1999, $8,000,000 each in fiscal 2000, $10,000,000 each in fiscal 2001 and $12,500,000 each in fiscal 2002 (final installment due June 30, 2002), with an interest rate tied to LIBOR and payable quarterly; (ii) a $105,000,000 revolving credit facility with banks due in August 2002 with an interest rate tied to LIBOR and payable quarterly (at June 27, 1998, no amounts were outstanding under this facility); (iii) $42,000,000 (at June 27, 1998) outstanding under an accounts receivable securitization facility with a bank due in August 2002, with an interest rate tied to LIBOR and payable quarterly; and
(iv) a $10,000,000 bank line of credit ($3,445,000 outstanding at June 27, 1998), with an interest rate tied to the Federal Funds rate. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $3,800,000 at June 27, 1998. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At June 27, 1998, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually;
(ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2005 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt. The fair value of fixed rate long-term debt is estimated using quoted market prices where applicable and using a discounted cash-flow analysis based upon the incremental borrowing rates currently available to the Company for loans not sold in the public market.

FOREIGN CURRENCY RISK

         The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

INVESTMENT PORTFOLIO

         The Company does not use financial instruments for trading purposes. The Company invests its excess cash in short-term, highly liquid investments consisting primarily of overnight repurchase agreements. The market risk on such investments is minimal.

         Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,000,000 at June 27, 1998. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  27       Financial Data Schedule (for SEC use only)

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRINTPACK, INC.

Dated: November 3, 1998                By:        /s/ R. Michael Hembree
                                          --------------------------------------
                                       R. Michael Hembree
                                       Vice President-Finance
                                       (Principal Financial Officer and a duly
                                       authorized officer)

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

      27       Financial Data Schedule (for SEC use only)