Form 10-Q
period 1998-12-26
PRINTPACK INC
filed 1999-02-08
CIK 202930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998

                                       OR

             __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                      ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Total number of shares of outstanding stock (net of shares held in treasury) as of February 4, 1999:

         Common stock, no par value.................... 4,218,560

                                 PRINTPACK, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Item 1.  Financial Statements

         Balance Sheets at December 26, 1998 and June 27, 1998

         Statements of Operations for the 26 weeks ended December 26, 1998 and December 27, 1997

         Statements of Operations for the 13 weeks ended December 26, 1998 and December 27, 1997

         Statements of Cash Flows for the 26 weeks ended December 26, 1998 and
              December 27, 1997

         Notes to Unaudited Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk



Part II. OTHER INFORMATION:

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Exhibit 27   Financial Data Schedule

PART 1. FINANCIAL INFORMATION

                    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; recent net losses resulting from the acquisition of JR Flexible (as defined herein), slowed growth in end user markets and pricing pressures; the Company's ability to complete the implementation of its Year 2000 program on a timely basis; the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports and its Form S-1 Registration Statement (File No. 333-13727), and all amendments thereto (the "Registration Statement"), including, but not limited to, the "Risk Factors" set forth in the Registration Statement.

         The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. FINANCIAL STATEMENTS

                                 PRINTPACK, INC.
                                 BALANCE SHEETS

                                                                                  DECEMBER 26,           JUNE 27,
                                                                                     1998                 1998
                                                                                     ----                 ----
                                                                                 (UNAUDITED)
                                                                                           (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                        $    989            $    415
  Trade accounts receivable, less allowance for doubtful accounts of $559            68,498              70,759
  Inventories                                                                        88,817              80,992
  Prepaid expenses and other current assets                                          14,343              19,349
  Net assets held for sale                                                            1,354               4,944
  Deferred income taxes                                                               3,737                 816

                                                                                   --------            --------
     Total current assets                                                           177,738             177,275

Property, plant and equipment, net                                                  344,820             353,888
Goodwill, less accumulated amortization of $19,638 and $17,727                       48,431              50,342
Other assets                                                                         24,834              26,819
Deferred income taxes                                                                   305                 112

                                                                                   --------            --------
                                                                                   $596,128            $608,436
                                                                                   ========            ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities
  Accounts payable and accrued expenses                                            $ 72,446            $ 72,960
  Accrued salaries, wages, benefits and bonuses                                      12,186              16,227
  Current maturities of long-term debt                                               28,000              24,000
  Short-term borrowings under lines of credit                                         6,451               3,445

                                                                                   --------            --------
     Total current liabilities                                                      119,083             116,632

Long-term debt                                                                      258,000             264,000
Subordinated long-term debt                                                         210,305             210,305
Other long-term liabilities                                                          22,656              23,448

                                                                                   --------            --------
     Total liabilities                                                              610,044             614,385
                                                                                   --------            --------

Shareholders' equity (deficit)
  Common stock, no par value, 15,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                   1,011               1,011
  Additional paid-in capital                                                          6,687               6,687
  Accumulated deficit                                                               (21,614)            (13,647)

                                                                                   --------            --------
     Total shareholders' deficit                                                    (13,916)             (5,949)
                                                                                   --------            --------

Commitments and contingencies                                                            --                  --
                                                                                   --------            --------
                                                                                   $596,128            $608,436
                                                                                   ========            ========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                      26 WEEKS             26 WEEKS
                                                                        ENDED                ENDED
                                                                     DECEMBER 26,         DECEMBER 27,
                                                                        1998                  1997
                                                                        ----                  ----
                                                                     (UNAUDITED)           (UNAUDITED)
                                                                              (IN THOUSANDS)
Net sales                                                              $404,568            $407,175
Cost of goods sold                                                      350,561             355,703
                                                                       --------            --------

Gross margin                                                             54,007              51,472
Selling, administrative and research and development expenses            37,747              36,578
Amortization of goodwill                                                  1,911               2,373
                                                                       --------            --------

Income from operations                                                   14,349              12,521
Other (income) expense
  Interest expense                                                       25,163              25,786
  Other, net                                                                (22)               (156)
                                                                       --------            --------

Loss before benefit for income taxes                                    (10,792)            (13,109)
Benefit for income taxes                                                 (2,825)             (4,657)
                                                                       --------            --------

Net loss and comprehensive loss                                        $ (7,967)           $ (8,452)
                                                                       ========            ========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF OPERATIONS


                                                                       13 WEEKS             13 WEEKS
                                                                         ENDED                ENDED
                                                                      DECEMBER 26,        DECEMBER 27,
                                                                         1998                 1997
                                                                         ----                 ----
                                                                      (UNAUDITED)         (UNAUDITED)
                                                                                (IN THOUSANDS)
Net sales                                                              $ 198,520           $ 198,009
Cost of goods sold                                                       171,054             169,767
                                                                       ---------           ---------

Gross margin                                                              27,466              28,242
Selling, administrative and research and development expenses             18,657              18,059
Amortization of goodwill                                                     953               1,187
                                                                       ---------           ---------

Income from operations                                                     7,856               8,996
Other expense
  Interest expense                                                        12,466              12,996
  Other, net                                                                 449                 423
                                                                       ---------           ---------

Loss before benefit for income taxes                                      (5,059)             (4,423)
Benefit for income taxes                                                  (1,270)             (1,651)
                                                                       ---------           ---------

Net loss and comprehensive loss                                        $  (3,789)          $  (2,772)
                                                                       =========           =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       26 WEEKS           26 WEEKS
                                                                         ENDED              ENDED
                                                                      DECEMBER 26,       DECEMBER 27,
                                                                         1998               1997
                                                                         ----               ----
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                              (IN THOUSANDS)
Operating activities
  Net loss                                                             $ (7,967)          $ (8,452)
  Depreciation and amortization                                          27,628             25,124
  Other                                                                  (6,717)            16,531
                                                                       --------           --------

      Net cash provided by operating activities                          12,944             33,203
                                                                       --------           --------

Investing activities
  Purchases of property, plant and equipment                            (17,313)           (24,123)
  Proceeds from sale of property, plant and equipment                     3,937              1,416
                                                                       --------           --------

      Net cash used in investing activities                             (13,376)           (22,707)
                                                                       --------           --------

Financing activities
  Principal payments on long-term debt                                  (12,000)            (8,000)
  Net borrowings (repayments) under revolving credit facility             5,000             (5,000)
  Net borrowings (repayments) under receivable
      securitization facility                                             5,000             (4,000)
  Net borrowings on lines of credit                                       3,006              6,169
                                                                       --------           --------

      Net cash provided by (used in) financing activities                 1,006            (10,831)
                                                                       --------           --------

Increase (decrease) in cash and cash equivalents                            574               (335)
Cash and cash equivalents, beginning of period                              415              1,140
                                                                       --------           --------

Cash and cash equivalents, end of period                               $    989           $    805
                                                                       ========           ========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                DECEMBER 26, 1998



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 27, 1998 and June 28, 1997 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week and 26 week periods ended December 26, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  NET ASSETS HELD FOR SALE

         In connection with the acquisition of certain operations from James River Corporation of Virginia's Flexible Packaging Business as of August 22, 1996, the Company elected to close the San Leandro and Dayton plants acquired in the transaction. During the quarter ended September 26, 1998, the Company sold the San Leandro facility for approximately $3.6 million, net of selling expenses. The net assets of the remaining facility are recorded as Net Assets Held for Sale in the Company's balance sheets. The Company expects that these assets will be sold within the next twelve months and has therefore classified these items as current assets.

         Accruals related to the closure of this plant represent Company management's best estimate of the anticipated costs to be incurred.

3.  INCOME TAXES

         Printpack's effective income tax rate for the 26 weeks ended December 26, 1998 and December 27, 1997 was 26% and 36%, respectively. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


4.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                                  DECEMBER 26,        JUNE 27,
                                                                                     1998              1998
                                                                                     ----              ----
                                                                                         (IN THOUSANDS)
         Raw materials                                                             $ 30,669          $31,755
         Work-in-process                                                             11,994           10,972
         Finished goods                                                              61,392           54,755
                                                                                   --------          -------
                                                                                    104,055           97,482
         Reduction to state inventories at last-in, first-out cost (LIFO)            15,238           16,490
                                                                                   --------          -------
                                                                                   $ 88,817          $80,992
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

6.  DEBT

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through August 20, 2001, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At December 26, 1998 and June 27, 1998, the Company had $47 million and $42 million, respectively, of notes outstanding under the Facility, collateralized by approximately $69 million and $71 million, respectively, in trade receivables.

                                 PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 26 weeks and for the 13 weeks ended December 26, 1998 is compared to the same time periods in fiscal 1998. The discussion and analysis of Printpack's financial condition compares its condition at December 26, 1998 to June 27, 1998.

         This Item contains certain forward-looking statements that reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption "'Safe Harbor' Statement Under the Private Securities Litigation Reform Act of 1995."


RESULTS OF OPERATIONS

Twenty-six weeks ended December 26, 1998 compared to December 27, 1997

         Net Sales. Net sales decreased $2.6 million or 0.6% to $404.6 million in the fiscal 1999 period from $407.2 million in the fiscal 1998 period, primarily due to price changes to customers which were partially offset by higher sales volume.

         Gross Margin. Cost of goods sold decreased $5.1 million or 1.4% to $350.6 million in the fiscal 1999 period from $355.7 million in the fiscal 1998 period. Cost of goods sold decreased to 86.7% of net sales in the fiscal 1999 period from 87.4% in the fiscal 1998 period, primarily due to lower manufacturing costs in the Greensburg, Indiana plant which experienced unusually higher costs as a result of a strike during the first quarter of fiscal 1998. Gross margin, consequently, increased $2.5 million or 4.9% to $54.0 million in the fiscal 1999 period from $51.5 million in the fiscal 1998 period. These cost improvements, coupled with the volume increases referred to above, more than offset the effect of the price decreases referred to above.

         Operating Expenses. Selling, administrative and research and development expenses increased $1.2 million or 3.2% to $37.7 million in the fiscal 1999 period from $36.6 million in the fiscal 1998 period. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.3% in the fiscal 1999 period from 9.0% in the fiscal 1998 period, due to additional personnel and related costs, combined with lower sales revenue.

         Operating Income. Income from operations increased $1.8 million or 14.6% to $14.3 million in the fiscal 1999 period compared to $12.5 million in the fiscal 1998 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.6 million or 2.4% to $25.2 million in the fiscal 1999 period from $25.8 million in the fiscal 1998 period primarily due to decreased borrowings resulting from scheduled debt amortization payments.

         Employees. At December 26, 1998, the Company had approximately 3,600 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

   Thirteen weeks ended December 26, 1998 compared to December 27, 1997

         Net Sales. Net sales increased $0.5 million or 0.3% to $198.5 million in the second quarter of fiscal 1999 from $198.0 million in the second quarter of fiscal 1998, primarily due to higher sales volume which was partially offset by price changes to customers.

         Gross Margin. Cost of goods sold increased $1.3 million or 0.8% to $171.1 million in the second quarter of fiscal 1999 from $169.8 million in the second quarter of fiscal 1998. Cost of goods sold increased to 86.2% of net sales in the second quarter of fiscal 1999 from 85.7% in the second quarter of fiscal 1998. Gross margin, consequently, decreased $.8 million or 2.8% to $27.5 million in the second quarter of fiscal 1999 from $28.2 million in the second quarter of fiscal 1998.

         Operating Expenses. Selling, administrative and research and development expenses increased $0.6 million or 3.3% to $18.7 million in the second quarter of fiscal 1999 from $18.1 million in the second quarter of fiscal 1998. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.4% in the second quarter of fiscal 1999 from 9.1% in the second quarter of fiscal 1998, due to additional personnel and related costs.

         Operating Income. Income from operations decreased $1.1 million or 12.7% to $7.9 million in the second quarter of fiscal 1999 compared to $9.0 million in the second quarter of fiscal 1998. The decrease was due to lower gross margins and higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.5 million or 4.1% to $12.5 million in the second quarter of fiscal 1999 from $13.0 million in the second quarter of fiscal 1998 primarily due to decreased borrowings resulting from scheduled debt amortization payments.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $12.9 million in the first 26 weeks of fiscal 1999 compared to $33.2 million in the corresponding period of fiscal 1998. After adding back depreciation and amortization to the net loss, the Company's operations provided $19.7 million in cash in the first 26 weeks of fiscal 1999 compared to $16.7 million in the corresponding period of fiscal 1998. The Company used $6.7 million in cash, primarily for working capital increases, in the fiscal 1999 period, compared to $16.5 million provided in the corresponding period of fiscal 1998. Depreciation and amortization for the 26 weeks ended December 26, 1998 were $27.6 million compared to $25.1 million for the 26 weeks ended December 27, 1997.

         Capital expenditures were $17.3 million in the first 26 weeks of fiscal 1999 compared to $24.1 million in the corresponding period of fiscal 1998. Management estimates its maintenance capital expenditures for fiscal 1999 will be approximately $15 million and total capital expenditures will range from $30-40 million. The Company expects that its capital expenditures in subsequent years will be comparable.

         Financing activities in the first 26 weeks of fiscal 1999 and 1998 were negligible. Total outstanding debt at December 26, 1998 of approximately $502.8 million included $192.5 million of floating rate and $310.3 million of fixed rate obligations. At December 26, 1998 the Company had approximately $105 million available for borrowings under its credit agreements.

         The JR Flexible acquisition and associated financings consummated in the first quarter of fiscal 1997 changed the Company's financial condition by adding substantial indebtedness. During fiscal 1999, management continued to integrate the acquired operations into the Company's existing business. The Company experienced net losses because of the JR Flexible acquisition and the integration of the operations. As a result, shareholders' equity declined from a deficit of $5.9 million as of June 27, 1998 to a deficit of $13.9 million as of December 26, 1998.

         The Company's primary liquidity needs are for capital expenditures, debt service and working capital. The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest.

         Based upon current levels of operations, continued improvements in the acquired JR Flexible operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit agreement, sales of accounts receivable under its receivables securitization facility and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

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

         The Company's goal is to have its Internal Systems ready for the Year 2000 by July 1, 1999. This goal allows for six months of internal testing prior to the Year 2000. The Company's Year 2000 program is under way, and the Company expects to achieve its goal. IT systems are in the system conversion and implementation phase, which is expected to be completed during the fourth quarter of fiscal 1999. Non-IT systems are in the phase of identifying the systems that must be modified or replaced. This phase is expected to be completed during the third quarter of fiscal 1999. Evaluation of alternatives and the implementation phase for non-IT systems is expected to be completed by the end of the fourth quarter of fiscal 1999. The Company also is currently in the process of developing a contingency plan related to both its Internal Systems and external relationships and expects to have a basic plan in place by the end of fiscal 1999. Management considers contingency planning to be an ongoing project and will continue to assess and revise the Company's contingency plans up to and beyond December 31, 1999 as necessary.

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

    The Company designates the information contained herein regarding the Company's Year 2000 program as "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act. The estimates and conclusions related to the Company's Year 2000 program contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 program include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific systems, equipment or facilities, and the ability of suppliers and vendors and other third parties to bring their systems into Year 2000 compliance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion should be read in conjunction with the Notes to Unaudited Financial Statements contained herein, as well as the Notes to Financial Statements contained in the Company's Form 10-K for the fiscal year ended June 27, 1998.

         This Item contains certain forward-looking statements that reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included in Part I of this Report under the caption "'Safe Harbor' Statement Under the Private Securities Litigation Reform Act of 1995."

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $134,000,000 (at December 26, 1998) secured senior notes to banks payable in quarterly installments of $6,000,000 each in fiscal 1999, $8,000,000 each in fiscal 2000, $10,000,000 each in fiscal 2001 and $12,500,000 each in fiscal 2002 (final installment due June 30, 2002), with an interest rate tied to LIBOR and payable quarterly; (ii) a $105,000,000 revolving credit facility with banks due in August 2002 with an interest rate tied to LIBOR and payable quarterly (at December 26, 1998, $5,000,000 was outstanding under this facility) and an interest rate on a subfacility tied to the Federal Funds rate (approximately $6,451,000 outstanding at December 26, 1998); and (iii) $47,000,000 (at December 26, 1998) outstanding under an accounts receivable securitization facility with a bank due in August 2002, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $3,400,000 at December 26, 1998. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At December 26, 1998, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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

         Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at December 26, 1998. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's subsidiary operating in Mexico have historically been measured using the dollar as the functional currency due to Mexico's economy being considered highly inflationary. Gains and losses arising from remeasuring these financial statements from the local currency to the functional currency are included in historical net income.

         As of December 27, 1998, Mexico's economy ceased being considered highly inflationary and the Mexican Peso became the functional currency of the financial statements of the Company's Mexican subsidiary. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency will be included in equity on the consolidated balance sheets and as a component of other comprehensive income on the consolidated statement of operations. Management does not believe this change will have a material impact on the Company's consolidated financial position, results of operations or cash flows.


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


                                    PRINTPACK, INC.

Dated: February 4, 1999             By:  /s/ R. Michael Hembree
                                       -----------------------------------------
                                       R. Michael Hembree
                                       Vice President-Finance
                                       (Principal Financial Officer and a duly
                                       authorized officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
27                         Financial Data Schedule (Filed Electronically)