Form 10-Q
period 1999-03-27
PRINTPACK INC
filed 1999-05-06
CIK 202930

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

                  For the quarterly period ended March 27, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

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

                4335 Wendell Drive, S.W., Atlanta, Georgia 30336
                 (Address of principal executive offices)(Zip Code)

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

          Total number of shares of outstanding stock (net of shares held in treasury) as of May 4, 1999:

             Common stock, no par value....................4,218,560

================================================================================

                                 PRINTPACK, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Item 1.     Financial Statements

         Balance Sheets at
                    March 27, 1999 and June 27, 1998

         Statements of Operations and Comprehensive Income for the 39 weeks ended March 27, 1999 and March 28, 1998

         Statements of Operations and Comprehensive Income for the 13 weeks ended March 27, 1999 and March 28, 1998

         Statements of Cash Flows for the 39 weeks ended March 27, 1999 and
                    March 28, 1998

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

         Signatures

         Exhibit 27  Financial Data Schedule

PART 1. FINANCIAL INFORMATION

                    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; recent net losses resulting from the acquisition of JR Flexible (as defined herein); slowed growth in end user markets and pricing pressures; the Company's ability to complete the implementation of its Year 2000 program on a timely basis; the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports and its Form S-1 Registration Statement (File No. 333-13727), and all amendments thereto (the "Registration Statement"), including, but not limited to, the "Risk Factors" set forth in the Registration Statement.

         The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. FINANCIAL STATEMENTS

                                 PRINTPACK, INC.
                                 BALANCE SHEETS


                                                      MARCH 27,       JUNE 27,
                                                         1999           1998
                                                      ---------       ---------
                                                      (UNAUDITED)
                                                            (IN THOUSANDS)
                                     ASSETS

Current assets
  Cash and cash equivalents                           $   1,190       $     415
  Trade accounts receivable, less allowance for
   doubtful accounts of $596 and $559                    75,570          70,759
  Inventories                                            91,443          80,992
  Prepaid expenses and other current assets              16,592          19,349
  Net assets held for sale                                1,354           4,944
  Deferred income taxes                                     318             816

                                                      ---------       ---------
    Total current assets                                186,467         177,275

Property, plant and equipment, net                      340,195         353,888
Goodwill, less accumulated amortization of
  $20,596 and $17,727                                    47,473          50,342
Other assets                                             23,884          26,819
Deferred income taxes                                     3,058             112

                                                      ---------       ---------
                                                      $ 601,077       $ 608,436
                                                      =========       =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
  Accounts payable and accrued expenses               $  58,151       $  72,960
  Accrued salaries, wages, benefits and bonuses          13,875          16,227
  Current maturities of long-term debt                   30,000          24,000
  Short-term borrowings under line of credit              5,275           3,445

                                                      ---------       ---------
    Total current liabilities                           107,301         116,632

Long-term debt                                          273,000         264,000
Subordinated long-term debt                             210,305         210,305
Other long-term liabilities                              22,802          23,448

                                                      ---------       ---------
    Total liabilities                                   613,408         614,385
                                                      ---------       ---------

Shareholders' deficit
  Common stock, no par value, 15,000,000 shares
    authorized, 4,218,560 shares issued and
    outstanding                                           1,011           1,011
  Additional paid-in capital                              6,687           6,687
  Accumulated deficit                                   (20,434)        (13,647)
  Accumulated other comprehensive income                    405            --

                                                      ---------       ---------
    Total shareholders' deficit                         (12,331)         (5,949)
                                                      ---------       ---------

Commitments and contingencies                              --              --
                                                      ---------       ---------
                                                      $ 601,077       $ 608,436
                                                      =========       =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                     39 WEEKS         39 WEEKS
                                                       ENDED            ENDED
                                                     MARCH 27,         MARCH 28,
                                                       1999             1998
                                                    ----------       ----------
                                                    (UNAUDITED)      (UNAUDITED)
                                                             (IN THOUSANDS)

Net sales                                            $ 617,206        $ 614,587
Cost of goods sold                                     530,463          527,978
                                                     ---------        ---------

Gross margin                                            86,743           86,609
Selling, administrative and research and
  development expenses                                  55,298           54,517
Amortization of goodwill                                 2,869            3,560
                                                     ---------        ---------

Income from operations                                  28,576           28,532
Other (income) expense
  Interest expense                                      37,635           38,545
  Other, net                                              (206)            (623)
                                                     ---------        ---------

Loss before benefit for income taxes                    (8,853)          (9,390)
Benefit for income taxes                                (2,066)          (3,339)
                                                     ---------        ---------

Net loss                                                (6,787)          (6,051)
Other comprehensive income
  Foreign currency translation adjustment                  405             --
                                                     ---------        ---------

Comprehensive loss                                   $  (6,382)       $  (6,051)
                                                     =========        =========





    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                   13 WEEKS        13 WEEKS
                                                                     ENDED           ENDED
                                                                   MARCH 27,       MARCH 28,
                                                                      1999           1998
                                                                   ---------       ---------
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                         (IN THOUSANDS)

Net sales                                                          $ 212,639       $ 207,412
Cost of goods sold                                                   179,902         172,276
                                                                   ---------       ---------

Gross margin                                                          32,737          35,136
Selling, administrative and research and development expenses         17,551          17,939
Amortization of goodwill                                                 958           1,187
                                                                   ---------       ---------

Income from operations                                                14,228          16,010
Other (income) expense
  Interest expense                                                    12,472          12,759
  Other, net                                                            (183)           (465)
                                                                   ---------       ---------

Income before provision for income taxes                               1,939           3,716
Provision for income taxes                                               759           1,318
                                                                   ---------       ---------

Net Income                                                             1,180           2,398
Other comprehensive income
  Foreign currency translation adjustment                                405            --
                                                                   ---------       ---------

Comprehensive income                                               $   1,585       $   2,398
                                                                   =========       =========





    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                             39 WEEKS       39 WEEKS
                                                              ENDED          ENDED
                                                             MARCH 27,      MARCH 28,
                                                               1999           1998
                                                             --------       --------
                                                           (UNAUDITED)    (UNAUDITED)
                                                                  (IN THOUSANDS)
Operating activities
  Net loss                                                   $ (6,787)      $ (6,051)
  Depreciation and amortization                                41,431         37,918
  Other                                                       (29,527)        11,842
                                                             --------       --------

    Net cash provided by operating activities                   5,117         43,709
                                                             --------       --------

Investing activities
  Purchases of property, plant and equipment                  (25,198)       (37,160)
  Proceeds from sale of property, plant and equipment           4,026          1,456
                                                             --------       --------

    Net cash used in investing activities                     (21,172)       (35,704)
                                                             --------       --------

Financing activities
  Principal payments on long-term debt                        (18,000)       (12,000)
  Net borrowings under revolving credit facility               25,000           --
  Net borrowings (repayments) under receivable
    securitization facility                                     8,000         (2,000)
  Net borrowings on line of credit                              1,830          5,189
                                                             --------       --------

    Net cash provided by (used in) financing activities        16,830         (8,811)
                                                             --------       --------

Increase (decrease) in cash and cash equivalents                  775           (806)
Cash and cash equivalents, beginning of period                    415          1,140
                                                             --------       --------

Cash and cash equivalents, end of period                     $  1,190       $    334
                                                             ========       ========




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 27, 1999



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 27, 1998 and June 28, 1997 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week and 39 week periods ended March 27, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income or shareholders' equity.

         Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet as of March 27, 1999 consists of accumulated gains and losses arising from translating the financial statements of the Company's subsidiary operating in Mexico from the functional currency to the reporting currency.

2.  NET ASSETS HELD FOR SALE

         In connection with the acquisition of certain operations from James River Corporation of Virginia's Flexible Packaging Business ("JR Flexible") as of August 22, 1996, the Company elected to close the San Leandro and Dayton plants acquired in the transaction. During the quarter ended September 26, 1998, the Company sold the San Leandro facility for approximately $3.6 million, net of selling expenses. The net assets of the remaining facility are recorded as Net Assets Held for Sale in the Company's balance sheets. The Company expects that these assets will be sold within the next twelve months and has therefore classified these items as current assets.

           Accruals related to the closure of this plant represent Company management's best estimate of the anticipated costs to be incurred.

3.  INCOME TAXES

         Printpack's effective income tax benefit rate for the 39 weeks ended March 27, 1999 and March 28, 1998 was 23% and 36%, respectively. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


4.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                               MARCH 27,     JUNE 27,
                                                                                 1999          1998
                                                                               --------      --------
                                                                                   (IN THOUSANDS)
         Raw materials ..................................................      $ 31,082      $ 31,755
         Work-in-process ................................................        10,925        10,972
         Finished goods .................................................        65,194        54,755
                                                                               --------      --------
                                                                                107,201        97,482
         Reduction to state inventories at last-in, first-out cost (LIFO)        15,758        16,490
                                                                               --------      --------
                                                                               $ 91,443      $ 80,992
                                                                               ========      ========

5.  CONTINGENCIES

         Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6.  DEBT

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through August 20, 2001, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At March 27, 1999 and June 27, 1998, the Company had $50 million and $42 million, respectively, of notes outstanding under the Facility, collateralized by approximately $74 million and $71 million, respectively, in trade receivables.

                                 PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 39 weeks and for the 13 weeks ended March 27, 1999 is compared to the same time periods in fiscal 1998. The discussion and analysis of Printpack's financial condition compares its condition at March 27, 1999 to June 27, 1998.

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


RESULTS OF OPERATIONS

Thirty-nine weeks ended March 27, 1999 compared to March 28, 1998

         Net Sales. Net sales increased $2.6 million or 0.4% to $617.2 million in the fiscal 1999 period from $614.6 million in the fiscal 1998 period, primarily due to higher sales volumes which were partially offset by price changes to customers.

         Gross Margin. Cost of goods sold increased $2.5 million or 0.5% to $530.5 million in the fiscal 1999 period from $528.0 million in the fiscal 1998 period. Cost of goods sold as a percentage of net sales was 85.9% in both the fiscal 1999 and fiscal 1998 periods (the fiscal 1998 period includes the cost of a strike at the Greensburg, Indiana plant which occurred during the first quarter of fiscal 1998). Gross margin, consequently, increased $0.1 million or 0.2% to $86.7 million in the fiscal 1999 period from $86.6 million in the fiscal 1998 period.

         Operating Expenses. Selling, administrative and research and development expenses increased $0.8 million or 1.4% to $55.3 million in the fiscal 1999 period from $54.5 million in the fiscal 1998 period. The increase was primarily due to general price increases, partially offset by cost saving initiatives implemented during the third quarter of fiscal 1999. Selling, administrative and research and development expenses as a percentage of net sales increased slightly to 9.0% in the fiscal 1999 period from 8.9% in the fiscal 1998 period.

         Operating Income. Income from operations increased $0.1 million or 0.2% to $28.6 million in the fiscal 1999 period compared to $28.5 million in the fiscal 1998 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.9 million or 2.4% to $37.6 million in the fiscal 1999 period from $38.5 million in the fiscal 1998 period. Although working capital requirements have caused the Company's total debt to increase as compared to June 27, 1998, interest expense has declined due to the short-term financing instruments available for use by the Company under its credit arrangements which carry a lower interest rate than the term loan which has declined during the same period through scheduled debt amortization payments.

         Employees. At March 27, 1999, the Company had approximately 3,600 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

   Thirteen weeks ended March 27, 1999 compared to March 28, 1998

         Net Sales. Net sales increased $5.2 million or 2.5% to $212.6 million in the third quarter of fiscal 1999 from $207.4 million in the third quarter of fiscal 1998, primarily due to higher sales volumes which were partially offset by price changes to customers.

         Gross Margin. Cost of goods sold increased $7.6 million or 4.4% to $179.9 million in the third quarter of fiscal 1999 from $172.3 million in the third quarter of fiscal 1998. Cost of goods sold increased to 84.6% of net sales in the third quarter of fiscal 1999 from 83.1% in the third quarter of fiscal 1998. Gross margin, consequently, decreased $2.4 million or 6.8% to $32.7 million in the third quarter of fiscal 1999 from $35.1 million in the third quarter of fiscal 1998.

         Operating Expenses. Selling, administrative and research and development expenses decreased $0.4 million or 2.2% to $17.6 million in the third quarter of fiscal 1999 from $17.9 million in the third quarter of fiscal 1998. Selling, administrative and research and development expenses as a percentage of net sales decreased to 8.3% in the third quarter of fiscal 1999 from 8.6% in the third quarter of fiscal 1998, due to cost saving initiatives implemented during the third quarter of fiscal 1999.

         Operating Income. Income from operations decreased $1.8 million or 11.1% to $14.2 million in the third quarter of fiscal 1999 compared to $16.0 million in the third quarter of fiscal 1998. The decrease was due to lower gross margins partially offset by lower selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.3 million or 2.2% to $12.5 million in the third quarter of fiscal 1999 from $12.8 million in the third quarter of fiscal 1998 due to lower interest rates and decreased borrowings resulting from scheduled debt amortization payments.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $5.1 million in the first 39 weeks of fiscal 1999 compared to $43.7 million in the corresponding period of fiscal 1998. After adding back depreciation and amortization to the net loss, the Company's operations provided $34.6 million in cash in the first 39 weeks of fiscal 1999 compared to $31.9 million in the corresponding period of fiscal 1998. The Company used $29.5 million in cash, primarily for working capital increases, in the fiscal 1999 period, compared to $11.8 million provided in the corresponding period of fiscal 1998. Working capital requirements generally peak during January through March when sales volumes generally are lowest. Depreciation and amortization for the 39 weeks ended March 27, 1999 were $41.4 million compared to $37.9 million for the 39 weeks ended March 28, 1998.

         Capital expenditures were $25.2 million in the first 39 weeks of fiscal 1999 compared to $37.2 million in the corresponding period of fiscal 1998. Management estimates its maintenance capital expenditures for fiscal 1999 will be approximately $15 million and total capital expenditures will be approximately $40 million. The Company expects that its capital expenditures in subsequent years will be comparable.

         Cash provided by financing activities during the first 39 weeks of fiscal 1999 was approximately $34.8 million and was used primarily for working capital increases as well as to meet scheduled debt payments. Financing activities in the first 39 weeks of fiscal 1998 were negligible. Total outstanding debt at March 27, 1999 of approximately $518.6 million included $208.3 million of floating rate and $310.3 million of fixed rate obligations. At March 27, 1999 the Company had approximately $83 million available for borrowings under its credit agreements.

         The JR Flexible acquisition and associated financings consummated in the first quarter of fiscal 1997 changed the Company's financial condition by adding substantial indebtedness. During fiscal 1999, management has continued to integrate the acquired operations into the Company's existing business. The

Company experienced net losses because of the JR Flexible acquisition and the integration of the operations. As a result, shareholders' equity declined from a deficit of $5.9 million as of June 27, 1998 to a deficit of $12.3 million as of March 27, 1999.

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

    The Company's goal is to have its Internal Systems ready for the Year 2000 by July 1, 1999. This goal allows for six months of internal testing prior to the Year 2000. The Company's Year 2000 program is under way, and the Company expects to achieve its goal. IT systems are in the system conversion and implementation phase, which is expected to be completed during the fourth quarter of fiscal 1999. Identification of non-IT systems and applications that must be modified or replaced was substantially complete as of March 27, 1999. Evaluation of alternatives and the conversion and implementation phase are expected to be completed by the end of the fourth quarter of fiscal 1999 for all non-IT systems and applications that have been identified as non compliant. The Company also is currently in the process of developing a contingency plan related to both its Internal Systems and external relationships and expects to have a basic plan in place by the end of fiscal 1999. Management considers contingency planning to be an ongoing project and will continue to assess and revise the Company's contingency plans up to and beyond December 31, 1999 as necessary.

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

    The Company has identified its key suppliers of proprietary materials and services, equipment, utilities and transportation services, has contacted each of these suppliers regarding their plans for dealing with Year 2000 issues and received initial responses from substantially all of them. The Company continues to follow-up with suppliers to discuss their state of readiness for the Year 2000 and their plans for continued supply of materials and services to the Company. The Company is also inquiring of its major customers as to their preparations for the Year 2000 and any anticipated changes in their purchases from the Company related to this issue. Of the responses received to date, no issues have been identified by the Company related to anticipated changes in purchases by customers which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $128,000,000 (at March 27, 1999) secured senior notes to banks payable in quarterly installments of $6,000,000 each in fiscal 1999, $8,000,000 each in fiscal 2000, $10,000,000 each in fiscal 2001 and $12,500,000 each in fiscal 2002 (final installment due June 30, 2002), with an interest rate tied to LIBOR and payable quarterly; (ii) a $105,000,000 revolving credit facility with banks due in August 2002 with an interest rate tied to LIBOR and payable quarterly (at March 27, 1999, $25,000,000 was outstanding under this facility) and an interest rate on a subfacility tied to the Federal Funds rate (approximately $5,275,000 outstanding at March 27, 1999); and (iii) $50,000,000 (at March 27, 1999) outstanding under an accounts receivable securitization facility with a bank due in August 2002, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $2,900,000 at March 27, 1999. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At March 27, 1999, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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

         Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at March 27, 1999. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

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

         As of December 27, 1998, Mexico's economy ceased being considered highly inflationary and the Mexican Peso became the functional currency of the financial statements of the Company's Mexican subsidiary. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency are included in equity on the March 27, 1999 consolidated balance sheet and as a component of other comprehensive income on the consolidated statement of operations for the period then ended.


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


                                     PRINTPACK, INC.

Dated: May 5, 1999                   By:   /s/ R. Michael Hembree
                                         --------------------------------------
                                         R. Michael Hembree
                                         Vice President-Finance
                                         (Principal Financial Officer and a duly
                                          authorized officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
   27                      Financial Data Schedule (Filed Electronically)