Form 10-K405
period 1999-06-26
PRINTPACK INC
filed 1999-09-23
CIK 202930

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)
             FOR THE FISCAL YEAR ENDED JUNE 26, 1999

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by affiliates of the registrant at June 26, 1999.

     The number of shares of the registrant's Common Stock outstanding at September 10, 1999 was 4,218,560.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-K (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Readers of this Report are encouraged to read these cautionary statements carefully. For a discussion of specific factors affecting the Company's business and prospects, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

     The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Printpack, Inc., a Georgia corporation ("Printpack" or the "Company") is one of the largest domestic manufacturers and converters of flexible packaging products with revenues of $845.6 million for the fiscal year ended June 26, 1999. The Company supplies packaging products to leading food and consumer products companies which make salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue and towels. The Company has long standing relationships with nationally recognized, brand name food and consumer products companies such as Frito-Lay, Fort James, Kellogg, Keebler, General Mills, Hershey, Mars, Nabisco, Nestle, and Quaker Oats. Based on industry data and the Company's estimates, management believes that the Company has leading market shares in several end use categories of flexible packaging including salted snack foods, cookies/crackers and confectionery products.

     Founded in 1956, the Company is a private company headquartered in Atlanta, Georgia, and is owned and managed by the founding family, together with several long-term members of management. The Company currently operates 16 primary manufacturing facilities in 12 states and Mexico. The Company's products include a wide variety of high value-added flexible packaging products, including: (i) laminates made of various layers of plastic film, aluminum foil, metallized films and paper with specialized coatings; (ii) cast and blown monolayer films; and (iii) co-extruded films.

     In August 1996, the Company acquired the Flexible Packaging Group of James River Corporation of Virginia ("JR Flexible" or the "Acquisition"). JR Flexible was a leading supplier of flexible packaging for various end uses, including bakery, cookies/crackers, cereal, ream wrap, tissue/towel overwrap, coffee serving packs and dentifrice.

INDUSTRY

     Flexible packaging products are thin, pliable bags, pouches, labels or wraps for food and other consumer goods and related containers, which are generally produced from single web and multi-web laminates of various types of plastic, paper, film and foil. Flexible packaging products are manufactured to provide a broad range of protection for packaged goods while also providing packaging that is cost-effective, space-saving, lightweight, tamper evident, convenient and disposable. Over the last several years, end users of flexible packaging have increasingly sought better and cheaper packaging alternatives to meet changing demographics and customer needs. Growing food categories such as low-fat and non-fat foods require more sophisticated packaging structures to improve freshness, shelf life and resealability. Packaging must have specific barrier characteristics against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, packaging and changes in packaging graphics, often for short-term promotions, increasingly are used to attract customers and differentiate products at the point of sale. Major end users in the food and other consumer product industries are generally reducing the number of suppliers which places an emphasis on cultivating strong customer relationships.

     Management believes that the growth of the flexible packaging industry has been and will continue to be driven by the following:

     - the shift from rigid containers (paperboard, glass and plastic) to lower cost and lighter weight flexible packaging;

     - changing demographic trends which have increased the demand for more convenient forms of packaging, such as single servings and packaging that extends product shelf life;

     - the growth in several major end use market segments;

     - the growth of low-fat and non-fat foods which require more complex packaging barriers;

     - concerns over waste and resource reduction; and

     - increasing demand for specialized packaging with enhanced barrier properties and distinctive graphics.

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

     Printpack is one of the largest domestic purchasers of certain key materials used for flexible packaging manufacturing (such as extrusion grade resin, oriented polypropylene and other types of packaging film, paper and foil) and leverages its purchasing power to achieve cost savings and to promote technical development support from its suppliers.

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

  High Value-Added Products

     Printpack believes that demand and innovation in the flexible packaging industry are driven primarily by the larger packaged foods and consumer products companies. Such users continually seek higher quality, lighter weight packaging with more complex barrier properties (especially to accommodate low-fat and non-fat products) and distinctive graphics. Flexible packaging must be compatible with such customers' packaging machinery and production lines, and also must maintain product integrity during shipment, extend a product's freshness and shelf life and improve resealability consistent with each packaged product's needs. To accomplish these objectives, flexible packaging must have specific barrier characteristics to protect against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, marketing and promotional displays increasingly require high quality, multicolor printing and packaging. The Company's flexographic and rotogravure processes allow it to produce high definition graphics with photographic quality images on flexible substrates. From Printpack's laser-etched printing plates and cylinders that produce high quality products to a new process that makes it economically attractive to add holographic images to customers' packages, the Company is able to accommodate its customers' desires for advanced graphics capabilities. The Company has sought to utilize its technological, manufacturing and cost advantages to achieve strong positions in high value-added packaging product structures. Printpack is also one of the few flexible packaging manufacturers that produce high value-added metallized films in-house, thereby capturing time and cost advantages.

CUSTOMERS

     Printpack provides its customers with a variety of flexible packaging materials with a primary focus on packaging products for salted snack foods, cookies/crackers, confectionery, cereal, beverages, diapers, tissue/towel, rice, meats and bakery end users. Frito-Lay, the largest U.S. salted snack food company, is Printpack's largest customer and accounted for approximately 15% of the Company's fiscal 1999 annual revenues. Frito-Lay is the Company's only customer that accounted for more than 10% of Printpack's fiscal 1999 sales. Printpack has historically enjoyed close relationships with its customers, cultivated over many years by emphasizing value-added services in packaging design and engineering, consistency of service, reliability, and competitive costs. There can be no assurance, however, that the Company will be able to maintain such relationships, and the loss of one or more major customers, or a material reduction in the sales to such customers would have a material adverse effect on the Company's results of operations, EBITDA and cash flow and on its ability to service its indebtedness. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The company's operating performance is dependent upon a limited number of customers."

MARKETS

     In fiscal 1999, the primary end use markets for Printpack's products were salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue/towel, copy paper, diapers and beverage industries.

SALES, MARKETING AND DISTRIBUTION

     Sales associates primarily work out of sales offices located primarily throughout the U.S. All Printpack sales force personnel and customer service representatives undergo extensive training programs before assuming account responsibilities. Printpack's management believes that it is critical to the Company's success for its sales and marketing associates to have in-depth knowledge of the various characteristics and properties of a wide range of the Company's packaging structures.

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

MANUFACTURING PROCESS

     Printpack manufactures a wide variety of high value-added flexible packaging products, including laminates made of various layers of plastic film, aluminum foil, metallized films, paper and specialized coatings, as well as cast and blown monolayer and co-extruded films. The flexible packaging produced by Printpack uses a range of raw materials, all of which are available from multiple suppliers. These raw materials consist primarily of plastic resin, film, paper, foil and ink which typically represent 50-60% of the sales price of the final products. Flexible packaging manufacturers typically are able to pass increases in raw material costs on to their customers, although the pass-through generally lags several months. Significant and abrupt increases in raw material prices, particularly those on low-density and linear low-density polyethylene and on polypropylene, could have adverse short-term effects on the Company's margins. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- A decline in the supply of raw materials may increase the Company's operating costs -- The Company may not be able to increase prices in response to increased operating costs."

EMPLOYEES

     At June 26, 1999, the Company had approximately 3,600 employees. Approximately 1,000 of these employees at five of the Company's facilities are covered by eight collective bargaining agreements. The Company considers relations with its employees to be generally good. During the quarter ended March 27, 1999, the Company completed the negotiation of a collective bargaining agreement with the union representing the Rhinelander, Wisconsin plant.

PATENTS AND TRADEMARKS

     Printpack has a number of trademarks registered in the U.S. and several foreign countries, including the Company's principal mark, Printpack. Printpack also has a number of patents and pending patent applications in the U.S. and in several other countries. The Company has transferred all its intellectual property to Printpack Illinois, Inc. ("Printpack Illinois"), a subsidiary of Printpack, Inc. Printpack Illinois has licensed such properties to the Company and its affiliates. Although Printpack's management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Printpack trademark, would not have a material adverse effect on the Company's operations.

SEASONALITY

     Certain of the end uses for certain of the Company's products are seasonal. Demand in many snack food and soft drink markets is generally higher in the spring and summer. As a result, the Company's sales and profits are generally higher in the Company's fourth quarter (ending the last Saturday in June) than in any other quarter during its fiscal year. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest.

COMPETITION

     The flexible packaging industry includes several hundred competitors. Based on management estimates, the Company believes that it is one of the largest of these manufacturers in the flexible packaging industry. Other sales leaders in this industry include American National Can (a division of Pechiney), American Packaging, Bemis, Bryce, Cryovac (a division of Sealed Air Corporation), Huntsman Packaging, Lawson Mardon Packaging (a division of Alusuisse Lonza Group) and Reynolds Packaging (a division of Reynolds Metals), many of which are well capitalized and maintain a strong market presence in the various markets in which Printpack competes. Various of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company, and therefore may have certain competitive advantages vis-a-vis Printpack. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The Company may be unable to repay its indebtedness if it does not successfully compete within its industry."

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

     The Company cannot assure, however, that it will not in the future incur any additional liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites), and/or the off-site disposal of hazardous substances. The Company has been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

     The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. Currently, amounts accrued in the financial statements for individual sites and in the aggregate are not material. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites that could be identified in the future for cleanup, could be higher than the liability currently accrued.

     The Company, like all flexible packaging manufacturers which use plastic, is subject, in certain jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. The Company does not believe that the legislation promulgated to date and currently pending initiatives will have a material adverse effect on its business. There can be no assurance that any future legislation or regulatory efforts will not have a material adverse effect on the Company or its financial condition, results of operations or cash flows.

     The United States Food and Drug Administration ("FDA") regulates the material content of direct-contact food containers and packages, including certain containers manufactured by the Company. The Company uses approved resins and other raw materials in the direct-contact aspect of food product packaging. Company management believes that the Company is in material compliance with all such applicable FDA regulations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Potential exposure to environmental liabilities -- The Company may be liable for penalties under a variety of environmental laws, even if the Company did not cause any environmental problems."

ITEM 2.  PROPERTIES

     Printpack operates in a number of locations in the U.S. and one location in Mexico. At the end of fiscal 1999, the Company's primary locations, all of which are in modern condition and are owned by the Company, except for leased plants located in Orange, Texas and Williamsburg, Virginia, were as follows: Atlanta, Georgia; Elgin, Illinois; Fredericksburg, Virginia; Grand Prairie, Texas; Hendersonville, North Carolina; Prescott, Arizona; Rhinelander, Wisconsin; Villa Rica, Georgia; Greensburg, Indiana; Jackson, Tennessee; New Castle, Delaware; Orange, Texas; Shreveport, Louisiana; St. Louis, Missouri; Williamsburg, Virginia and Queretaro, Mexico. The Elgin, Illinois plant is owned and operated by a subsidiary, Printpack Illinois, for the benefit of the Company.

     Printpack also operates sales and marketing offices in various locations throughout the U.S. and one sales office in Mexico. The majority of these sales offices are leased while some are located at certain manufacturing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     Except for routine litigation incidental to the business of the Company, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company has been designated by the EPA and/or other responsible state agencies as a PRP (as previously defined) at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon Printpack's financial condition, results of operations or cash flows. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Potential exposure to environmental liabilities -- The Company may be liable for penalties under a variety of environmental laws, even if the Company did not cause any environmental problems."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the 1999 fiscal year ended June 26, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Common Stock of the Company, all of the shares of which were held of record by three holders as of September 10, 1999. Except as described below, the Company has not sold any securities in the last three fiscal years.

     To facilitate the Acquisition and its financing, the Company was reorganized into a holding company structure at the beginning of fiscal 1997. Holders of shares of the Company's common stock exchanged their shares of Company common stock together with shares of common stock in the Company's affiliate, Printpack Enterprises, Inc. ("Enterprises") for an aggregate of 4,098,915 shares of Printpack Holdings, Inc. ("Holdings") in transactions exempt from registration under various exemptions, including Section 4(2).

     The Company is currently restricted from paying dividends by the Indenture, dated August 22, 1996, between the Company and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 9 7/8% Senior Notes due August 2004, the Indenture, dated August 22, 1996, between the Company and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 10 5/8% Senior Subordinated Notes due August 2006 and the Amended and Restated Credit Agreement, dated as of May 21, 1999, by and among the Company, the lenders thereto and First National Bank of Chicago, as Contractual Representative. The Company paid no dividends during the fiscal years ended June 26, 1999 and June 27, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data of Printpack set forth below has been derived from the Company's audited financial statements as of and for the fiscal years ended June 26, 1999, June 27, 1998, June 28, 1997, June 29, 1996, and June 24, 1995. The following selected financial data should be read in conjunction with the Company's Financial Statements and related notes thereto included elsewhere in this Report and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below.

                                                           FISCAL YEAR ENDED JUNE(1)
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales...................................  $845,587   $831,689   $782,443   $442,931   $454,645
Income from operations......................    46,695     44,959     30,833     27,020     28,751
Income (loss) before cumulative effect of a
  change in accounting principle and
  extraordinary item........................    (2,376)    (9,491)   (14,561)    13,236     17,165
Cumulative effect of change in accounting
  principle(2)..............................        --         --         --         --       (341)
Extraordinary item-loss on early
  extinguishment of debt....................        --         --     (1,631)        --         --
Net income (loss)...........................    (2,376)    (9,491)   (16,192)    13,236     16,824
BALANCE SHEET DATA:
Total assets................................   591,363    608,436    650,510    231,269    230,385
Short-term debt.............................     5,496      3,445      3,831      5,504         --
Long-term debt..............................   484,305    498,305    538,384    151,634    122,609
Shareholders' equity (deficit)..............    (8,779)    (5,949)     3,542     13,460     32,305
OTHER FINANCIAL DATA:
Dividends paid to parent....................        --         --         --     32,081     26,506
Ratio of earnings to fixed charges(3).......       0.9x       0.8x       0.6x       2.2x       2.6x

---------------

(1) The Company's fiscal year ends on the last Saturday of June.
(2) The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") as of the beginning of fiscal 1995. SFAS 112 recognizes the future cost of providing employment benefits on an accrual basis over the active service life of the employee.
(3) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include operating income (loss) before income taxes, extraordinary items and cumulative effect of an accounting change plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized and the portion of rental expense that is representative of the interest factor in these rentals. In fiscal 1999, 1998 and 1997, earnings were insufficient to cover fixed charges by approximately $3,341,000, $11,251,000 and $17,860,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains certain forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" below.

RESULTS OF OPERATIONS

  General

     Printpack, Inc. (the "Company") is one of the largest domestic manufacturers and converters of flexible packaging products with revenues of $845.6 million for the fiscal year ended June 26, 1999. The Company supplies packaging products to leading food and consumer products companies which make salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue and towels. The Company has longstanding relationships with nationally recognized, brand name food and consumer products companies such as Frito-Lay, Fort James, Kellogg, Keebler, General Mills, Hershey, Mars, Nabisco, Nestle, and Quaker Oats.

     Founded in 1956, the Company is a private company headquartered in Atlanta, Georgia, and is owned and managed by the founding family, together with several long-term members of management. The Company currently operates 16 primary manufacturing facilities in 12 states and Mexico. The Company's products include a wide variety of high value-added flexible packaging products, including: (i) laminates made of various layers of plastic film, aluminum foil, metallized films, and paper with specialized coatings; (ii) cast and blown monolayer films; and (iii) co-extruded films.

     In August 1996, the Company acquired the flexible packaging group of James River Corporation of Virginia ("JR Flexible" or the "Acquisition"). JR Flexible was a leading supplier of flexible packaging for various end uses, including bakery, cookies/crackers, cereal, ream wrap, tissue/towel overwrap, coffee serving packs and dentifrice.

     As a result of the additional assets obtained in the acquisition of JR Flexible on August 22, 1996, the Company recorded expenses that are in excess of its historical levels, as well as reserves for cost reduction measures and other adjustments to its balance sheet. In addition, the results of operations of the Company in fiscal 1999, 1998 and 1997, as compared with historical results, were significantly affected by the substantial increase in the Company's outstanding indebtedness in connection with the financing of the JR Flexible acquisition, including interest charges on the Company's indebtedness. The Company's credit agreements include various affirmative, negative and financial covenants with which it must comply, including but not limited to, the maintenance of certain financial ratios, and limitations on the incurrence of additional indebtedness and the payment of dividends.

     Over the last several years, a number of the Company's larger customers have consolidated their purchasing of flexible packaging materials with a smaller number of suppliers. More recently, and particularly in the last twenty-four months, certain of the Company's customers have sought to reduce their packaging costs by seeking price reductions from their suppliers. The Company's customers regularly seek competitive bids for flexible packaging materials and in some cases the Company has reduced its prices to respond to competitive price pressure. In order to counteract the impact of this pricing pressure on operating margins, the Company has sought to reduce its costs through productivity improvements and other internal cost control initiatives. The Company expects that it will continue to experience competitive pricing pressure and intends to continue to focus on productivity improvements in order to protect operating margins.

  Fiscal Year 1999 Compared to Fiscal Year 1998

     Net Sales

     Net sales increased $13.9 million (1.7%) to $845.6 million in fiscal 1999 from $831.7 million in fiscal 1998, primarily due to higher sales volumes which were partially offset by price reductions implemented in response to competitive pressures.

     Gross Margin

     Gross margin in fiscal 1999 increased $1.4 million (1.1%) to $122.6 million from $121.3 million in fiscal 1998. Gross margin as a percentage of net sales in fiscal 1999 decreased to 14.5% compared to 14.6% in fiscal 1998. The decrease in gross margin percentage is primarily attributable to lower average selling prices in fiscal 1999. In addition, gross margins in fiscal 1998 were negatively impacted by the effects of a strike at the

Greensburg, Indiana facility. The strike by the employees at the Greensburg facility began in the last week of June 1997 and lasted until September 12, 1997.

     Operating Expenses

     Operating expenses in fiscal 1999 decreased $0.4 million (0.5%) to $75.9 million from $76.3 million in fiscal 1998. The change in operating expenses as a percentage of sales from 1998 to 1999 was negligible. The decrease in operating expense dollars is primarily attributable to a reduction in the amortization of goodwill in fiscal 1999 as compared to fiscal 1998. This reduction in amortization expense is due to the reduction of goodwill that occurred in the fourth quarter of fiscal 1998 as a result of a $12.0 million payment received from Fort James Corporation in settlement of claims made by the Company related to the Acquisition.

     Operating Income

     Income from operations in fiscal 1999 increased $1.7 million (3.9%) from $45.0 million in fiscal 1998 to $46.7 million in fiscal 1999, primarily as a result of the increase in net sales, the reduction in amortization of goodwill and other changes described above.

     Other Expense

     Interest expense in fiscal 1999 decreased by $2.4 million (4.5%) from $52.2 million in fiscal 1998 to $49.9 million in fiscal 1999. The decrease in interest expense for fiscal 1999 as compared to fiscal 1998 is primarily due to reductions in debt although the decline in effective interest rates also contributed to the decline in interest expense.

     During fiscal 1998, the Company recorded a pre-tax charge of $2.0 million to adjust the carrying value of net assets held for sale to their estimated fair market value.

     As a result of the foregoing, loss before benefit for income taxes decreased from $10.1 million in fiscal 1998 to $3.8 million in fiscal 1999. The net benefit for income taxes increased from $0.6 million in fiscal 1998 to $1.4 million in fiscal 1999 primarily as a result of the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions in fiscal 1998. The corresponding result was a reduction in the benefit for income taxes in fiscal 1998.

     Net loss declined from $9.5 million in fiscal 1998 to $2.4 million in fiscal 1999 primarily as a result of the increase in net sales and other changes described above.

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

     Gross Margin

     Gross margin in fiscal 1998 increased $18.8 million (18.3%) to $121.3 million from $102.5 million in fiscal 1997. Gross margin as a percentage of net sales in fiscal 1998 increased to 14.6% compared to 13.1% in fiscal 1997. The increase in gross margin percentage was primarily attributable to the continued integration of the operations acquired from JR Flexible into the existing operations of the Company. The acquired operations historically generated lower gross margins than did the existing Printpack business due to higher manufacturing costs. Additionally, the fiscal 1997 margins were negatively impacted by the effect of allocating part of the Acquisition purchase price to profit on finished goods inventory. The Company has not historically purchased a material amount of finished goods for resale and does not expect to do so to any material extent in the future and, therefore, considers this negative effect a non-recurring charge.

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

     Other Expense

     Interest expense in fiscal 1998 increased by $5.6 million (12.0%) from $46.6 million in fiscal 1997 to $52.2 million in fiscal 1998. The increase is primarily due to borrowings incurred in connection with the Acquisition on August 22, 1996 (borrowings were in place for only forty-four of the fifty-two weeks ended June 28, 1997).

     During fiscal 1998, the Company recorded a pre-tax charge of $2.0 million to adjust the carrying value of net assets held for sale to their estimated fair market value.

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

RESEARCH AND DEVELOPMENT

     The Company expenses its research and development costs as incurred. Such expenditures were $10.2 million, $9.0 million and $8.1 million in fiscal 1999, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The JR Flexible acquisition and associated financings consummated in the first quarter of fiscal 1997 changed the Company's financial condition by adding substantial indebtedness. During fiscal 1999 and 1998, management continued to integrate the acquired operations into the Company's existing business. The Company experienced net losses because of the JR Flexible acquisition and the integration of the operations. As a result, shareholders' deficit increased from $5.9 million as of June 27, 1998 to $8.8 million as of June 26, 1999.

     Cash and cash equivalents increased $1.2 million to $1.6 million at June 26, 1999 as compared to approximately $0.4 million at June 27, 1998. The increase was primarily due to a buildup of cash at the Company's Mexican subsidiary in anticipation of payment for certain capital expenditures in the first quarter of fiscal 2000. Cash flows from operations were $44.2 million in fiscal 1999, $29.3 million (39.9%) less than in the previous fiscal year. This decrease reflected a number of items, primarily increases in working capital.

     In fiscal 1999, cash flows used in investing activities decreased 35.8% to $29.4 million, excluding a $12.0 million payment received in fiscal 1998 from Fort James Corporation (formerly James River Corporation of Virginia) in settlement of claims made by Printpack related to the Acquisition, the proceeds of which were used to reduce the amount of goodwill recorded by the Company in the Acquisition. Capital expenditures of $33.9 million in fiscal 1999 and $48.0 million in fiscal 1998 continued to be principally for new property, plant and equipment. The decrease in capital expenditures was primarily due to the construction of the new plant in Queretaro, Mexico, during fiscal 1998. At the same time, proceeds from the disposition of property and equipment increased from $2.2 million to $4.4 million primarily as a result of the disposal of the San Leandro, California and Dayton, Ohio facilities acquired in the Acquisition and subsequently closed.

     Cash used in financing activities in fiscal 1999 was $14.1 million, compared to cash used in financing activities of $40.5 million in fiscal 1998. The reduction in the cash used in financing activities is primarily a result of the reduction in cash used to pay down debt caused by increases in working capital. The Company also paid approximately $1.2 million in fiscal 1999 to amend and restate its credit agreement. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Holdings' and Enterprises' European Operations.

     The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of a term loan in the amount of $128.0 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility.

     The Company's current ratio improved from 1.52 in fiscal 1998 to 1.72 in fiscal 1999. The higher ratio in fiscal 1999 was primarily a result of decreases in current maturities of long-term debt ($14.2 million) and increases in accounts receivable and inventory ($6.7 million and $3.0 million, respectively). On June 26, 1999, Printpack had approximately $66.9 million available under its credit facilities.

     The Company believes that its primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $25.0 to $30.0 million. Approximately $15.0 million per year is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are generally collected in approximately 30 days. Printpack has historically experienced minimal chargeoffs (less than $1 million per year or less than 0.1% of sales), reflective of the high quality of the Company's respective customer base.

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

     The Company's goal is to have its Internal Systems ready for the Year 2000 by the end September 1999. The Company's original goal was to have all its Internal Systems completed by July 1, 1999. This goal allowed for six months of internal testing prior to the Year 2000. The Company's Year 2000 program is substantially complete. IT systems are in the system conversion and implementation phase, which is expected to be completed during the first quarter of fiscal 2000. As of the end of fiscal 1999, all critical business systems were believed to be Year 2000 compliant. Critical business systems include those systems necessary to conduct business with the Company's customers and vendors as well as the Company's financial and human resources systems. Several supporting systems were programmed as of the end of fiscal 1999 but were not in general use. These systems are scheduled to be placed in production during the first quarter of fiscal 2000.

     The Company continues to monitor information from hardware and software vendors to determine that current versions of software are in use. Major components of computer hardware are compliant with the exception of one minicomputer and some miscellaneous hardware which are scheduled for replacement in the first quarter of fiscal 2000. In addition, there are several non-compliant personal computer workstations, and personnel responsible for these items have been provided with instructions necessary to upgrade or replace these systems as necessary.

     Identification of non-IT systems and applications that must be modified or replaced was completed as of June 26, 1999. Non-IT systems are currently in the conversion and implementation phase. Each plant has been notified of its equipment that requires an upgrade. Approximately 50% of the non-compliant equipment is personal computer based, and remediation will be performed along with other personal computers. Plant upgrades should be completed and tested prior to the end of the first quarter of fiscal 2000 for all non-IT systems and applications that have been identified as non-compliant. To date, the Company has encountered no major problems of non-compliance in its manufacturing facilities.

     The Company also is currently in the process of developing a contingency plan related to both its Internal Systems and external relationships. Management considers contingency planning to be an ongoing project and will continue to assess and revise the Company's contingency plans up to and beyond December 31, 1999 as necessary. As of the end of fiscal 1999, contingency plans had been developed to address critical issues based on the customer order cycle and the Company's business processes. Additionally, the Company is formalizing its employee vacation plans, staffing plans and emergency contact lists for late 1999 and early 2000. The Company has also retained consultants and representatives of key software vendors to have them available during that time.

     The Company is currently using internal resources to address its Year 2000 issues. The majority of the Company's IT systems use packaged applications and have been updated through support agreements with the manufacturers of such software. The additional systems not supported by vendors have been or will be modified internally or replaced in order to be Year 2000 compliant. Costs associated with the Year 2000 program are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's Information Systems department due to the Year 2000 issues. To date, the costs associated with the Company's Year 2000 program have not been material. Although the Company is unable at this time to estimate the future costs associated with its Year 2000 program, the Company does not believe that the amount to be spent will be material to the Company's results of operations, liquidity or capital resources. However, if the Company is required to hire and retain further computer programmers and other systems professionals to address its Year 2000 issues, or finds it necessary to replace certain of its other Internal Systems, it could experience increased overall costs at least through the year 2000 at rates above general inflation.

     The Company has identified its key suppliers of proprietary materials and services, equipment, utilities and transportation services, has contacted each of these suppliers regarding their plans for dealing with Year 2000 issues and received initial responses from substantially all of them. The Company continues to follow-up with suppliers that responded "non-compliant" in any area to discuss their state of readiness for the Year 2000 and their plans for continued supply of materials and services to the Company. The Company is requesting reverification during the first quarter of fiscal 2000. The Company does not foresee any significant non-compliance issues with its vendors.

     One area of supply for which the Company has no alternative is the supply of utilities. No utility supplier has notified the Company that such supplier is not Year 2000 compliant; however the Company is developing contingency plans in the event that it experiences short-term disruption of utility service at any of its facilities.

     The Company is working closely with its freight vendors to ensure that it can continue to deliver material to its customers during the Year 2000 critical period. The Company plans to obtain contractual agreements with each freight vendor to ensure their commitment to the Company's requirements. Additionally, the Company plans to have a Printpack truck at each location to provide for emergency transportation for material supply and delivery.

     The Company is also inquiring of its major customers as to their preparations for the Year 2000 and any anticipated changes in their purchases from the Company related to this issue. Of the responses received to date, no issues have been identified by the Company related to anticipated changes in purchases by customers which would have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company's sales associates have been requested to work closely with customers to plan for any changes in demand.

     The Company has also been in contact with organizations in the financial services industry who provide services to the Company. The Company is currently and will continue to assess whether the services provided by these organizations will be Year 2000 ready. The Company plans to participate in testing with such organizations to determine whether such services will be Year 2000 ready. The majority of the Company's exchange of data with the financial services industry is with one entity.

     Although the Company is not aware of any material operational or financial Year 2000 related issues, the Company cannot make any assurances that its Internal Systems will be Year 2000 ready on schedule, that the costs of its Year 2000 program will not become material or that the Company's contingency plans will be adequate. Further, the Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000 related effect which may arise from the Company's customers and suppliers, including utilities. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business which would likely have material adverse effects on the Company's results of operations, financial position and cash flows. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Impact of Year 2000 issue -- The Company may suffer disruptions to its business that would adversely affect its financial condition and results of operations and may suffer significant costs to make its systems 'Year 2000' compliant."

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives will be recorded either in current earnings or as a component of comprehensive income. SFAS No. 133 will be effective in fiscal 2001. Management believes that this Statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

RISK FACTORS

     This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about the Company's plans, strategies, and prospects. Although Management believes that the Company's plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, Management can give no assurance that such plans, intentions or expectations will be achieved. These cautionary statements, however, are not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's publicly filed reports. Important factors that could cause actual results to differ materially from the forward-looking statements the Company makes in this Report are set forth below and elsewhere in this Report. All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

LEVERAGE AND DEBT SERVICE -- THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT THE FINANCIAL HEALTH OF THE COMPANY AND PREVENT IT FROM FULFILLING ITS OBLIGATIONS.

     The Company has a significant amount of debt. As of June 26, 1999, the Company had approximately $489.8 million of indebtedness. The Company also had approximately $66.9 million of additional borrowing availability under its credit facilities. Stockholders' deficit at June 26, 1999 was approximately $8.8 million.

     For the fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997, earnings were insufficient to cover fixed charges by approximately $3,341,000, $11,251,000 and $17,860,000, respectively.

     The amount of debt the Company owes could have important consequences. For example, it could:

     - make it more difficult for the Company to satisfy its obligations with respect to indebtedness;

     - increase the Company's vulnerability to general adverse economic and industry conditions;

     - limit the Company's ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

     - require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     - limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

     - place the Company at a competitive disadvantage compared to its competitors that have less debt; and

     - limit, along with the financial and other restrictive covenants in its indebtedness, among other things, the Company's ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

ADDITIONAL BORROWINGS AVAILABLE -- DESPITE CURRENT INDEBTEDNESS LEVELS, THE COMPANY AND ITS SUBSIDIARIES MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE.

     The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures for the Company's 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006 (together, the "Notes") do not fully prohibit the Company or its subsidiaries from doing so. As of June 26, 1999, the indentures for the Notes would permit additional borrowing of up to $66.9 million. If new debt is added to the Company's and its subsidiaries' current debt levels, the related risks could intensify.

THE COMPANY'S INDEBTEDNESS PREVENTS IT FROM ENGAGING IN CERTAIN ACTIVITIES.

     The Company's credit facilities and the indentures for its Notes each contain a number of significant covenants. These covenants limit or restrict the Company's ability to:

     - incur additional debt;

     - repay other debt;

     - make certain investments or acquisitions;

     - dispose of assets;

     - pay distributions;

     - repurchase or redeem ownership interests;

     - engage in mergers or consolidations; and

     - engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

     These limitations and restrictions may adversely affect the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in its best interests. In addition, the Company's credit facilities also require it to comply with certain financial ratios and the Company's ability to comply with these financial ratios may be affected by events beyond its control. If the Company breaches any of the covenants in its credit facilities, the indentures for its Notes or in any new credit facility the Company enters into, or if the Company is unable to comply with the financial ratios, the Company may default under the credit facilities, the indentures for the Notes or any new credit facility. If the Company defaults under the credit facilities, the lenders can declare all borrowings outstanding, including accrued interest and other fees, due and payable. If the Company uses all of its available cash to repay borrowings under the credit facilities, the Company may not be able to make payments on the Notes. If the Company is unable to repay the borrowings when due, the lenders under the Company's credit facilities could proceed against the collateral, which consists of substantially all of the Company's assets. If the lenders accelerate the repayment of indebtedness under the credit facilities or the Notes, the Company may not have sufficient assets to repay all of the indebtedness.

ABILITY TO SERVICE DEBT -- TO SERVICE ITS INDEBTEDNESS, THE COMPANY WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. THE COMPANY'S ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND ITS CONTROL.

     The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and research and development efforts will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

     Based upon current levels of operations, continued improvements in acquired operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit facilities, sales of accounts receivable under its accounts receivable securitization facility and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

     Management cannot assure you that the Company will generate sufficient cash flow from operations to enable it to repay its indebtedness or to fund its other liquidity needs. If the Company cannot generate sufficient cash flow from operations in the future, the Company may need to refinance all or a portion of its indebtedness on or before maturity. Management cannot assure you that the Company will be able to refinance any of its indebtedness, including the credit facilities and the Notes, on commercially reasonable terms or at all.

THE COMPANY'S OPERATING PERFORMANCE IS DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     The Company is dependent upon a limited number of large customers with substantial purchasing power for a majority of its sales, many of which are reducing their number of suppliers. Frito-Lay accounted for approximately 15% of its total sales in fiscal 1999. The end user market for flexible packaging has been consolidating with the larger end users gaining market share and realizing the highest growth rates. This has also resulted in increased cost pressures from these large end users. Other end users have exited the market. In addition, the Company's future business, financial condition and results of operations will depend to a significant extent upon the commercial success of its major customers and their continued willingness to purchase the Company's products. Any significant downturn in the business of the Company's major customers could cause them to reduce or discontinue their purchases from the Company. This could have a material adverse effect on the Company's business, financial condition and results of operations. As is customary in the industry, the Company annually establishes volume estimates with most of its customers, but generally has no long-term contracts with them, and substantially all such relationships can be terminated on short notice by such customers.

NET LOSSES -- THE COMPANY HAS INCURRED NET LOSSES OVER THE LAST THREE FISCAL YEARS AND THERE CAN BE NO ASSURANCE THAT SUCH NET LOSSES WILL NOT CONTINUE.

     The Company has incurred net losses (before extraordinary items) of $2.4 million in fiscal 1999, $9.5 million in fiscal 1998 and $14.6 million in fiscal 1997. The Company believes that these net losses are the result of financing costs incurred in connection with the acquisition of JR Flexible, slowed growth in end user markets over the last two fiscal years and continuing price pressure from the Company's competitors and significant customers. Although the Company does not anticipate that these net losses will continue indefinitely, there can be no assurance that these net losses will not increase in the future or that the Company will achieve profitability.

COMPETITION -- THE COMPANY MAY BE UNABLE TO REPAY ITS INDEBTEDNESS IF IT DOES NOT SUCCESSFULLY COMPETE WITHIN ITS INDUSTRY.

     The Company operates in a highly competitive industry and competes against a number of companies, including divisions of larger companies, some of which have significantly greater financial, personnel, technological and marketing resources than the Company. The Company believes that its ability to compete depends on product performance, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. The Company competes on the basis of price, service, quality and innovation in product structures and graphics. The Company has experienced significant pricing pressure over the last twenty-four months as many of its competitors reduce prices in attempts to acquire market share. In addition to several hundred smaller competitors, the Company faces strong competition from various large flexible packaging companies, including Bemis, American National Can (a division of Pechiney), American Packaging, Bryce, Reynolds Packaging (a division of Reynolds Metals), Cryovac (a division of Sealed Air Corporation), Huntsman Packaging and Lawson Mardon Packaging (a division of Alusuisse Lonza Group), some of which have significantly greater financial, personnel and technological and marketing resources than the Company. Although the Company has broad product lines and is continually developing its product structures, from time to time customers may determine to use alternative product structures not offered by the Company, with a corresponding reduction in existing and potential revenues from these customers.

RESTRUCTURING -- THE COMPANY OFTEN CONSIDERS COST SAVING MEASURES TO ENHANCE ITS PERFORMANCE, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has in the past taken cost saving measures to enhance its performance, financial condition and results of operations, including plant closings, reductions in capital expenditures and other cost saving measures. Such restructuring measures have required the Company in the past to take charges against earnings. Management has no definitive plans to undertake any such cost saving measures at this time, but there can be no assurance that such cost saving measures will not be taken in the future. If such cost saving measures are taken in the future, the Company may be required to take charges against earnings, including cash and non-cash charges, which could adversely affect its business, financial condition or results of operations.

EFFECTIVE SUBORDINATION -- SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS ARE PLEDGED TO SECURE THE REVOLVING CREDIT FACILITY AND CERTAIN OF THE COMPANY'S OPERATIONS ARE CONDUCTED THROUGH SUBSIDIARIES.

     Substantially all of the Company's assets and the real and personal property the Company uses in its business operations secure the Company's obligations under its credit facilities. If the Company defaults on any payments required under any secured indebtedness, the secured lenders could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If the Company is unable to repay amounts due, the lenders could proceed against the collateral. If the lenders proceed against any of the collateral, the Company may not have sufficient assets remaining to pay its noteholders. Moreover, if the Company becomes bankrupt or similarly reorganizes, the Company will not be able to use its assets to pay the noteholders until the Company pays all of its secured indebtedness. Since a portion of the Company's operations are conducted through subsidiaries, the creditors of those subsidiaries will have prior claims to the assets of those subsidiaries. As a result, the Notes effectively rank junior to the liabilities of the Company's subsidiaries, including trade payables. As of June 26, 1999, the Company had $174 million of secured debt under its credit facilities.

FINANCING CHANGE OF CONTROL OFFER -- THE COMPANY MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

     Upon the occurrence of certain specific kinds of change of control events, the Company will be required to offer to repurchase all outstanding Notes. However, it is possible that the Company will not have sufficient funds at the time of the change of control to make the required repurchase of the Notes or that restrictions in the Company's credit facilities or any new credit facility the Company may enter into will not allow such repurchases.

A DECLINE IN THE SUPPLY OF RAW MATERIALS MAY INCREASE THE COMPANY'S OPERATING COSTS -- THE COMPANY MAY NOT BE ABLE TO INCREASE PRICES IN RESPONSE TO INCREASED OPERATING COSTS.

     The Company uses large quantities of various raw materials, including resins and films in the manufacture of its products. The Company has historically been able to pass along increases in the costs of resins and other raw materials to its customers. However, large, abrupt increases in the price of raw materials could harm the Company's operating margins. Such adverse effects historically have been only temporary. There is no assurance that a significant increase in resin or other raw material prices, or a cancellation of one or more favorable resin supply contracts, would not have an adverse effect on the Company's business, results of operations and debt service capabilities.

POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES -- THE COMPANY MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF ENVIRONMENTAL LAWS, EVEN IF THE COMPANY DID NOT CAUSE ANY ENVIRONMENTAL PROBLEMS.

     Various federal, state and local environmental laws govern the use of the Company's facilities. Such laws govern: (1) discharges to air and water, (2) the handling and disposal of solid and hazardous substances and wastes and (3) the remediation of contamination associated with releases of hazardous substances at the Company's facilities and offsite disposal locations. Laws relating to workplace safety and worker health also govern the Company's operations. These laws establish formaldehyde, asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Management has taken, and will continue to take, steps to comply with these laws and requirements. Management believes, based upon currently available information, that complying with environmental and health and safety laws and requirements will not require material capital expenditures in the foreseeable future. However, management cannot assure you that complying with the foregoing environmental or health and safety laws and requirements will not adversely affect the Company's business, financial condition and results of operations. Moreover, Management cannot assure you that future laws, ordinances or regulations will not give rise to additional compliance or remediation costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

SEASONALITY -- THE COMPANY'S SALES AND PROFITS ARE GENERALLY SEASONAL.

     Certain of the end uses for certain of the Company's products are seasonal. Demand in many snack food and soft drink markets is generally higher in the spring and summer. As a result, the Company's sales and profits are generally higher in the Company's fourth quarter (ending the last Saturday in June) than in any other quarter during its fiscal year.

THE COMPANY'S OPERATING PERFORMANCE IS DEPENDENT UPON GOOD RELATIONS WITH ITS OFFICERS AND EMPLOYEES -- THE COMPANY MAY BE ADVERSELY AFFECTED IF IT CANNOT RETAIN ITS EXISTING OFFICERS AND EMPLOYEES OR FIND SIMILARLY SKILLED REPLACEMENTS.

     The Company is dependent upon the abilities and experience of its executive officers, key employees and workforce in general. Although the Company considers its relationship with its employees to be generally good, and labor contracts were recently renegotiated in a majority of the Company's covered facilities, a strike by employees at the Greensburg facility began in the last week of June 1997 and lasted until September 12, 1997. During the quarter ended September 26, 1998, the Company entered into a new three-year collective bargaining agreement with the union representing the Greensburg employees. In addition, the Company completed the negotiation of a collective bargaining agreement with the union representing the Rhinelander, Wisconsin plant during the quarter ended March 27, 1999. If the Company loses any of its executive officers or key employees and is unable to hire similarly skilled persons or if the Company's relationship with its workforce in general deteriorates, the Company's business, financial condition and results of operations may be adversely affected.

THE COMPANY MAY HAVE CONFLICTS OF INTEREST WITH ITS CONTROLLING EQUITY
HOLDER -- THE COMPANY IS CONTROLLED BY THE LOVE FAMILY, WHOSE INTERESTS MAY NOT BE ALIGNED WITH NOTEHOLDERS.

     Printpack Enterprises, Inc. owns approximately 100% of the Company and Printpack Holdings, Inc. owns approximately 97% of Printpack Enterprises, Inc. The principal shareholders of Printpack Holdings, Inc. include several members of the family of J. Erskine Love, Jr., the Company's founder, and a limited partnership which is controlled by the Love family. As a result, the Love family has the power to elect all of the Company's directors and appoint new management. Consequently, the Love family has the ability to control the Company's policies and operations. Circumstances may occur in which the interests of the Love family could be in conflict with the interests of the holders of the Notes.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- THE COMPANY DOES BUSINESS IN MEXICO AND THERE ARE CERTAIN RISKS INHERENT IN DOING BUSINESS IN MEXICO AND ON AN INTERNATIONAL LEVEL IN GENERAL.

     The Company has a plant in Queretaro, Mexico and may in the future expand into additional international markets. There are certain risks inherent in doing business in Mexico and on an international level in general. Such risks include:

     - unexpected changes in or delays resulting from regulatory requirements, tariffs, customs, duties and other trade barriers;

     - difficulties in staffing and managing foreign operations;

     - longer payment cycles and problems in collecting accounts receivable;

     - political instability, expropriation, nationalization, war, insurrection and other political risks;

     - fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;

     - technology export and import restrictions or prohibitions;

     - delays from customs brokers or government agencies;

     - seasonal reductions in business activity; and

     - potentially adverse tax consequences.

     Any of these factors could have an adverse effect on the Company's future international operations in Mexico and elsewhere if it chooses to expand and, consequently, on its business, financial condition and results of operations.

     IMPACT OF YEAR 2000 ISSUE -- THE COMPANY MAY SUFFER DISRUPTIONS TO ITS BUSINESS THAT WOULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND MAY SUFFER SIGNIFICANT COSTS TO MAKE ITS SYSTEMS "YEAR 2000" COMPLIANT.

     As is true of most companies, the Year 2000 problem creates a risk for the Company. Some computer programs and systems include a programming code in which calendar year data is abbreviated to only two digits rather than four. As a result, computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations. The problems associated with this design decision are commonly referred to as the "Year 2000 problem" or "Y2K problem." If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk exists primarily in two areas:

     - systems used to run the Company's business; and

     - systems used by the Company's service providers, customers and suppliers.

     A disruption in the operation of parties with whom the Company interacts could materially and adversely affect the Company's business, financial condition and results of operations.

     The Company's Year 2000 program includes the review of all of its information technology ("IT") and non-IT systems used to conduct and manage the Company's business. A description of the program is included under the heading "Year 2000" above.

     While the Company believes that it has implemented a comprehensive plan to address the Year 2000 problem and anticipates completing compliance activities in a timely manner, it cannot be certain that these Year 2000 compliance efforts will be successful. Furthermore, the financial impact of making required system changes is not fully known at this time.

     The failure of the Company's internal information technology and other internal systems, or the systems of the Company's customers or suppliers to be Year 2000 ready, could have a material adverse effect on the Company's results of operations, financial condition and cash flows. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials, equipment and services and its customers. While the Company obtains its resources from a number of vendors and sells its products to a number of customers for a wide variety of applications, if a sufficient number of these vendors or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative sources of these resources or customers for its products. The inability to find, or a delay in finding, such alternatives could have a material adverse effect on the Company's business, results of operations, or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion should be read in conjunction with the Notes to Financial Statements for the fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997, as well as the notes thereto.

INTEREST RATE RISK

     With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $128,000,000 (at June 26, 1999) secured senior notes to banks payable in quarterly installments of $2,442,000 each through the second quarter of fiscal 2004 and a final payment of $84,040,000 during the third quarter of fiscal 2004 (final installment due March
2004), with an interest rate tied to LIBOR and payable quarterly; (ii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at June 26, 1999, nothing was outstanding under this facility), (iii) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $5,496,000 outstanding at June 26, 1999); and (iv) $46,000,000 (at June 26, 1999)
outstanding under an accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $2,600,000 at June 26, 1999. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

     At June 26, 1999, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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

     Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at June 26, 1999. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

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

                                                AGE
NAME                                   (AS OF JUNE 26, 1999)                 POSITION
----                                   ---------------------                 --------
Dennis M. Love.......................           43             President, Chief Executive Officer
                                                                 and Director(1)
James J. Greco.......................           56             Vice President and General Manager
James E. Love, III...................           42             Vice President, General Manager and
                                                                 Director(1)
Nicklas D. Stucky....................           53             Vice President, Human Resources
R. Michael Hembree...................           50             Vice President, Finance and
                                                                 Administration
Neil Williams........................           63             Secretary and Director (2)
Terrence P. Harper...................           41             Vice President, Technology and
                                                                 Support
Dellmer B. Seitter, III..............           34             Treasurer and Assistant Secretary
Gay M. Love..........................           70             Director(1)
Hugh M. Chapman......................           66             Director(2)
Daniel K. Frierson...................           57             Director(3)
Roy Richards, Jr.....................           39             Director(3)
Timothy C. Tuff......................           52             Director(2)
C. Keith Love........................           38             Plant Manager, Hendersonville, N.C.
                                                                 Plant, and Director(1)
William J. Love......................           37             Director(1)
William E. Lewis.....................           55             Vice President and General Manager
John N. Stigler......................           51             Vice President and General Manager
Michael A. Fisher....................           52             Vice President and General Manager

---------------

(1) Dennis M. Love, James E. Love, III, William J. Love and C. Keith Love are all the children of Gay M. Love, who is the controlling shareholder of the Company.
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

     Dennis M. Love -- President, Chief Executive Officer and Director. Mr. Love became President and Chief Executive Officer of Printpack and a member of its Board of Directors in February 1987. Mr. Love has been involved with the Company since 1978, holding various positions in sales and marketing. Mr. Love also serves as a director of SunTrust Bank, Atlanta, SunTrust Banks of Georgia and Caraustar Industries, Inc.

     James J. Greco -- Vice President and General Manager. Mr. Greco has been Vice President and General Manager since April 1991. In such capacity, he was responsible for serving the Company's largest customer from April 1991 through April 1999. Prior to holding these positions, Mr. Greco served as Director of Sales for 10 years and has held various other sales positions since he joined the Company in 1971. Mr. Greco also served as a director of the Company from July 1996 until January 1998.

     James E. Love, III -- Vice President, General Manager and Director. Mr. Love became Vice President and General Manager in May 1999. In such capacity, he is responsible for serving the Company's largest customer. Prior to holding this position, Mr. Love served as Vice President, Corporate Development from June 1996 through April 1999 and Director of Strategic Planning from July 1992 through May 1996. Mr. Love became a member of the Board of Directors in February 1987. Prior to joining Printpack, Mr. Love worked in the Corporate Finance Department of The Robinson-Humphrey Company, Inc., an investment banking firm, from 1983 to 1992.

     Nicklas D. Stucky -- Vice President, Human Resources. Mr. Stucky became Vice President of Human Resources in 1982. Prior to that time, he served as Director of Personnel from 1978 to 1982 and has held various other human resources positions since he joined Printpack in 1973.

     R. Michael Hembree -- Vice President, Finance and Administration. Mr. Hembree joined the Company as Controller in 1980 and has served in his present position since 1982. Mr. Hembree also served as a director of the Company from July 1996 until January 1998.

     Neil Williams -- Secretary and Director. Mr. Williams has served as Secretary of the Company and a member of its Board of Directors since 1977. Mr. Williams is also a partner at the law firm of Alston & Bird LLP (Managing Partner from 1984 until 1996), counsel to the Company, and serves as a director of National Data Corporation, whose common stock is registered under the Exchange Act and Trustee of the Duke Endowment.

     Terrence P. Harper -- Vice President, Corporate Technology and
Support. Mr. Harper assumed his present position in May 1999. Prior to that time, Mr. Harper served as a General Manager from 1997 to 1999. From 1995 to 1997, Mr. Harper was Operations Planning Manager and held various other positions with the Company since joining it in 1989 in connection with the Company's acquisition of Daniels Packaging.

     Dellmer B. Seitter -- Treasurer and Assistant Secretary. In November 1998, Mr. Seitter became Treasurer and Assistant Secretary after previously serving as the Company's Assistant Treasurer and Tax Manager since 1996. Prior to joining the Company, Mr. Seitter was employed at Price Waterhouse LLP from 1991 to 1996, most recently as Tax Manager.

     Gay M. Love -- Director. Ms. Love is the widow of the Company's founder, and her primary occupation is Chairman of the Board of Enterprises. She was first elected a director of the Company in July 1996, but has been a director and Chairman of Enterprises since 1989.

     Hugh M. Chapman -- Director. Mr. Chapman retired from NationsBank South of Atlanta, Georgia, a division of NationsBank Corporation of Charlotte, North Carolina, on June 30, 1997. Previously, he served as Chairman of NationsBank South for more than 5 years. Mr. Chapman was first elected as a director of the Company during fiscal 1998. He also serves as a director of Scana Corporation, West Point-Stevens and The Williams Companies.

     Daniel K. Frierson -- Director. Mr. Frierson has served as Chief Executive Officer of The Dixie Group, Inc., a public company in the textile manufacturing business, since 1979 and has served as Chairman of the Board of such company since 1987. Mr. Frierson was first elected as a director of the Company during fiscal 1998. He also serves as a director of the Dixie Group, Inc., SunTrust Bank of Chattanooga, N.A. and Astec Inc.

     Roy Richards, Jr. -- Director. Mr. Richards has served as Chairman of the Board of Directors and Chief Executive Officer of Southwire Company since October 1988. Southwire is a privately owned company and is the largest producer of electrical wire and cable in North America.

     Timothy C. Tuff -- Director. Mr. Tuff is President and CEO of John H. Harland Company, which offers a wide range of products and services to financial institutions, including checks, database marketing and loan automation software. Mr. Tuff has served in this position since December 1998. Prior to holding this position, Mr. Tuff served as President and CEO of Boral Industries, Inc., which produces building and construction materials, from September 1993. He also serves as a director of John H. Harland Company.

     C. Keith Love -- Plant Manager, Hendersonville, N.C. Plant, and Director. Mr. Love has been a director since March 1987, and assumed his current position in February 1996. He formerly served as a Shift

Coordinator from September 1991 to February 1996 and as a Systems Coordinator from May 1987 to September 1991.

     William J. Love -- Director. Mr. Love has served as Director of Sales for Printpack Europe since January 1999 and has been a director of Printpack since March 1987. Prior to holding his current position, Mr. Love was a Senior Accounts Manager for the Company from May 1994 through December 1998. From July 1992 to April 1994, he served as a Sales Representative for the Company and for the two years prior to becoming a Sales Representative, Mr. Love attended The Fuqua School of Business at Duke University, where he received his M.B.A. in 1992.

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

     John N. Stigler -- Vice President and General Manager. Mr. Stigler was appointed to this position in June 1994. He joined Printpack in 1976 as a Sales Representative and has held various positions, including Sales Manager, Director of Midwest Sales and General Manager.

     Michael A. Fisher -- Vice President and General Manager. Mr. Fisher was appointed to this position in October 1993. Previously, Mr. Fisher served as the Company's Director of Development from March 1993 to October 1993, its Director of Business Support from August 1992 to March 1993 and Managing Director, European Operations from August 1989 to August 1992.

ITEM 11.  EXECUTIVE COMPENSATION

  Executive Officer Compensation

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during fiscal years 1999, 1998, and 1997, for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus for the fiscal year ended June 26, 1999, exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION      LONG TERM
                                               -------------------    COMPENSATION        ALL OTHER
NAME AND PRINCIPAL POSITION(S)                  SALARY    BONUS(1)   LTIP PAYOUTS(2)   COMPENSATION(3)
------------------------------                 --------   --------   ---------------   ---------------
Mr. Dennis M. Love....................  1999   $377,680   $122,441      $     --           $5,097
  President and Chief Executive         1998    317,950    165,736       202,372            4,794
     Officer                            1997    299,850    157,153            --            5,481

Mr. John N. Stigler...................  1999    144,785     65,991            --            5,116
  Vice President and General Manager    1998    136,250     80,555            --            5,004
                                        1997    132,555     39,988       118,359            5,045
Mr. James E. Love, III................  1999    207,645     47,400            --            4,092
  Vice President and General Manager    1998    142,740     61,141            --            3,892
                                        1997    132,820     51,016            --            4,171
Mr. James J. Greco....................  1999    205,895     81,628        70,280            5,000
  Vice President and General Manager    1998    199,955    117,391        60,693            5,155
                                        1997    185,530    132,797        24,208            5,283
Mr. R. Michael Hembree................  1999    172,280     50,465       105,261            4,998
  Vice President, Finance and           1998    156,590     65,301         9,599            5,471
  Administration                        1997    147,690     61,924            --            3,106

---------------

(1) Consists of cash bonuses paid under the Economic Value Added Plan portion of the Company's Incentive Compensation Plan (the "Incentive Plan"). Under the Incentive Plan, the Company establishes performance improvements over the prior year's results. These performance improvements are calculated and measured with respect to economic value added ("EVA") standards, and participants earn bonuses based on realization of EVA improvements. Annually, participants' bonuses are paid 75% in cash and 25% in performance shares.
(2) Consists of cash payments paid to the named executive officers pursuant to the Company's Performance Share Plan as more fully described below.
(3) Consists of Company contributions to the officer's account under the Company's Savings and Profit Sharing Plan. The Company's Savings and Profit Sharing Plan is a defined contribution employee benefit plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Under this plan, the Company matches 50% of the contributions up to the 6% contribution level, made by each qualified participant and may contribute other fixed amounts for the benefit of each qualified participant based upon a formula derived from years of service and base compensation.

              LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL YEAR 1999

                                                                                   PERFORMANCE OR
                                                              NUMBER OF SHARES,     OTHER PERIOD
                                                                  UNITS OR        UNTIL MATURATION
NAME                                                           OTHER RIGHTS(1)       OR PAYOUT
----                                                          -----------------   ----------------
Mr. Dennis M. Love..........................................       872.82            March 2004
Mr. John N. Stigler.........................................       470.42            March 2004
Mr. James E. Love, III......................................       337.90            March 2004
Mr. James J. Greco..........................................       581.89            March 2004
Mr. R. Michael Hembree......................................       359.75            March 2004

---------------

(1) Represents units of phantom stock (performance shares) granted in fiscal year 1999 pursuant to the Performance Share Plan portion of the Incentive Plan. Each year, 25% of the bonus, if any, is required to be invested in phantom stock (performance shares). The value of these shares is based on a formula which uses a multiple of EBITDA and debt to calculate an estimate of the market value of the Company. The value of the shares rises or falls as the overall calculated market value of the Company rises or falls. These performance shares are eligible for redemption after four years and may be exercised for cash at any time thereafter. There is no guarantee that the value of these performance shares will have appreciated at their redemption. No shares of Company stock are actually issued pursuant to the Performance Share Plan. Historically, bonuses including performance shares have been accrued during each fiscal year, but not awarded until the subsequent fiscal year.

  Director Compensation

     Members of the Board who are not employees of the Company received a quarterly retainer of $4,000 each and $2,500 each per meeting attended during the fiscal year ended June 26, 1999.

INCENTIVE AND DEFERRED COMPENSATION

  Incentive Compensation Plan

     The Company maintains a non-qualified, long-term incentive compensation plan for its employees (the "Incentive Plan") which is designed to align the short and long-term interests of its employees with its shareholders' interests. Under the Incentive Plan, the Company establishes performance improvements over the prior year's results. These performance improvements are calculated and measured with respect to economic value added ("EVA") standards and are established on a Company-wide basis.

     The Incentive Plan includes two tiers of incentive-based compensation linked to the Company's EVA. Although participation in the Incentive Plan is generally limited to managers within the Company, the final determination of an employee's eligibility to participate in the plan is made in the sole discretion of a committee which consists of the Company's President and the Vice-Presidents of Finance and Administration, and of Human Resources. Each year a participant's bonus, if any, ("EVA Bonus") is allocated from a bonus pool composed of two parts, a base award and an improvement award. The base award is calculated using the previous year's EVA and the individual participant's base salary. The improvement award is based on the improvement of the EVA from the previous year. The first tier consists of 75% of the EVA Bonus which is paid in cash to the participants as a short-term incentive.

     The second tier of the plan (the "Performance Share Plan") is a phantom stock plan, which acts as a long-term incentive. Twenty-five percent of each participant's EVA Bonus, if any, is reserved by the Company and invested in phantom stock called "performance shares", the value of which rises or falls based on a formula which uses a multiple of EBITDA and debt to estimate the market value of the Company. There is no guarantee that these performance shares will have appreciated in value when they become payable. These performance shares are eligible for redemption after four years and may be exercised by a participant at any time thereafter. The maximum number of performance shares available under the Performance Share Plan is equivalent to 15% of the Company's outstanding common stock. The percent of the EVA Bonus that must be invested in performance shares may be reduced pro rata if the 15% limit would be exceeded because of the full investment. The Company may call outstanding performance shares from participants as it deems advisable.

  Deferred Compensation Agreements

     The Company's founder agreed to pay Neil Williams or his beneficiary $40,000 per year in deferred compensation beginning at age 65. Mr. Williams, who has served as the Company's Secretary and as a director since 1977, was the Company's only outside director who was not a salaried employee or a principal shareholder until fiscal 1998.

     The Company also maintains Family Security Agreements with certain of its key employees (the "Family Security Agreements"). These agreements provide that certain disability and death benefits will be paid to such employees or their family members. In the case of the employee's death, his or her spouse will receive annually for the rest of such spouse's life, 50% of the employee's total cash compensation, including bonuses, for the last full year of employment. In the event of the employee's disability while an employee of Printpack, Printpack shall pay the employee $40,000 annually for the employee's life. The agreements also provide certain other benefits to children of the employees who are under the age of 23. If the employee voluntarily terminates his employment (except upon retirement), engages in an activity which the Company's board of directors deems harmful to the Company or the employee ceases to provide advice to the Company when reasonably requested, all benefits under the Family Security Agreement will be forfeited. If Printpack terminates the employee's employment, there is a vesting schedule ranging from 50% at five years of employment to 100% at more than 10 years. All payments to be made under a Family Security Agreement are indexed to the All Urban Consumers' Cost of Living Index published by the U.S. Government. The Company currently has Family Security Agreements with Dennis M. Love, R. Michael Hembree, Nicklas D. Stucky and Thomas J. Dunn, Jr., all of whom are fully vested.

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

     In 1996, Printpack Enterprises, Inc. made distributions to its shareholders in amounts required to pay estimated income tax attributable to its shareholders and arising out of its then status as a Subchapter S corporation. Subsequently, in connection with their corporate reorganization, Printpack Enterprises, Inc. contributed substantially all of its assets to Printpack. Following the reorganization, Printpack determined that the actual income tax attributable to the former shareholders of Printpack Enterprises, Inc. was less than initially estimated. As a result, these shareholders were required to repay approximately $4.5 million of such dividends to Printpack (as successor to the assets of Printpack Enterprises, Inc.). Some of these shareholders are also officers and directors of the Company. These distributions and the subsequent repayment obligations were shared pro rata by all of the shareholders. As of June 26, 1999, all but approximately $184,000 had been repaid, of which approximately $65,000 was owed by Dennis M. Love and approximately $119,000 was owed by Gay M. Love. These amounts are payable on demand and bear no interest. During fiscal 1999, the highest amount outstanding during the year from Gay M. Love was approximately $1,769,000 and from Dennis M. Love was approximately $65,000.

     During fiscal 1999, the Company advanced approximately $949,000 to Holdings. These advances have been reflected as an increase in shareholder deficit in the consolidated balance sheet of the Company. The Company advanced an additional $949,000 to Holdings in July 1999. All amounts under these advances are still outstanding, are payable on demand and bear no interest.

     During fiscal 1999 and fiscal 1998, the Company sold equipment and inventory to an affiliated entity owned by Holdings and Enterprises totaling approximately $2,061,000 and $503,000, respectively. As of June 26, 1999 and June 27, 1998, the Company had approximately $2,564,000 and $503,000, respectively recorded as a receivable from the affiliate related to these sales.

     Pursuant to an employment agreement between the Company and its founder, J. Erskine Love, Jr. dated June 23, 1983, the Company agreed to make certain death benefit payments to Mr. Love's wife, Gay M. Love. These payments, which began at Mr. Love's death in 1987 and will continue for the rest of Ms. Love's life, equaled $471,204 in fiscal 1999 and are adjusted each year based upon the Consumer Price Index. See "Item 11 -- Incentive and Deferred Compensation" for a description of other deferred compensation arrangements with Mr. Williams.

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

     Mr. Williams is a partner at the law firm of Alston & Bird LLP, counsel to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements of Printpack, Inc., incorporated by reference into Item 8, are attached hereto beginning on page F-1:

          Report of Independent Accountants

          Balance Sheets as of June 26, 1999 and June 27, 1998

          Statements of Operations and Comprehensive Income for the Three Years Ended June 26, 1999

          Statements of Cash Flows for the Three Years Ended June 26, 1999

          Statement of Changes in Shareholders' Equity (Deficit) for the Three Years Ended June 26, 1999

          Notes to Financial Statements

     2. Financial Statement Schedules. The following financial statement schedule of Printpack, Inc. is attached hereto:

     Schedule VIII -- Valuation and Qualifying Accounts

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT   CHARGED TO                 BALANCE
                                                 BEGINNING    COSTS AND                  AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
                  -----------                    ----------   ----------   ----------   ---------
                                                                  (IN THOUSANDS)
Year ended June 28, 1997
  Allowance for Doubtful Accounts..............    $  286       $  566       $  --       $  852
                                                   ======       ======       =====       ======
  Allowance for Deferred Tax Assets............    $   --       $   --       $  --       $   --
                                                   ======       ======       =====       ======
Year ended June 27, 1998
  Allowance for Doubtful Accounts..............    $  852       $   38       $(331)      $  559
                                                   ======       ======       =====       ======
  Allowance for Deferred Tax Assets............    $   --       $2,950       $  --       $2,950
                                                   ======       ======       =====       ======
Year ended June 26, 1999
  Allowance for Doubtful Accounts..............    $  559       $  514       $(187)      $  886
                                                   ======       ======       =====       ======
  Allowance for Deferred Tax Assets............    $2,950       $  168       $  --       $3,118
                                                   ======       ======       =====       ======

  The notes to the financial statements are an integral part of this schedule.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Printpack, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 1, 1999 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
September 1, 1999

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

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
-------                            -----------------------
    2.1     --   Asset Purchase Agreement, dated as of April 10, 1996, by and between James River Corporation of Virginia and Printpack,
                 Inc., as amended
    2.2     --   Reorganization Agreement dated as of July 1, 1996 by and
                 among Printpack Holdings, Inc., Printpack, Inc., Printpack
                 Enterprises, Inc. and Printpack Illinois, Inc.
    3.1     --   Restated Articles of Incorporation of Printpack, Inc.
    3.2     --   Bylaws of Printpack, Inc.
    4.1     --   Indenture, dated August 22, 1996, between Printpack, Inc.
                 and State Street Bank (successor to Fleet National Bank), as
                 Trustee relating to the 9 7/8% Senior Notes due 2004.
    4.2     --   Indenture, dated August 22, 1996, between Printpack, Inc.
                 and State Street Bank (successor to Fleet National Bank), as
                 Trustee relating to the 10 5/8% Senior Subordinated Notes
                 due 2006.
  +10.1     --   Amended and Restated Credit Agreement, dated as of May 21,
                 1999, by and among Printpack, Inc., the Institutions from
                 time to time thereto, as lenders, and The First National
                 Bank of Chicago, as Agent
   10.2     --   Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
                 Inc., as amended
   10.3     --   Printpack, Inc. Savings and Profit Sharing Plan, as amended
   10.4     --   Printpack, Inc. Incentive Compensation Plan
   10.5     --   Guarantee dated as of January 5, 1995 made by Printpack,
                 Inc. in favor of PNC Bank, Ohio, National Association, as
                 amended
   10.6     --   Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                 Securities Corporation
   10.7     --   Receivables Sale Agreement dated as of August 22, 1996 by
                 and between Printpack, Inc. and Flexible Funding Corp.
   10.8     --   Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
                 Securitization Corporation and the financial institutions
                 party hereto as Investors and The First National Bank of
                 Chicago, as Agent
 ++10.8(a)  --   Waiver and Amendment of Receivables Purchase Agreement dated as of September 21, 1998, by and among Flexible Funding
                 Corp., as Seller, Falcon Asset Securitization Corporation
                 and The First National Bank of Chicago, individually and as agent
+++10.8(b)  --   Amendment of Receivables Purchase Agreement dated as of May
                 21, 1999, by and among Flexible Funding Corp., as Seller,
                 Falcon Asset Securitization Corporation and The First
                 National Bank of Chicago, individually and as agent
   10.9     --   Intercreditor Agreement, dated August 22, 1996, by and
                 between The First National Bank of Chicago, as Contractual
                 Representative and The First National Bank of Chicago, as
                 Agent

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
-------                            -----------------------
  *12       --   Computation of Ratio of Earnings to Fixed Charges
  *21       --   List of Subsidiaries
  *27       --   Financial Data Schedule. (For SEC purposes only.)
   99.1     --   Contribution Agreement dated as of January 5, 1995 by and
                 between Printpack, Inc. and Orflex Ltd.
   99.2     --   Lease dated September 11, 1980 by and between Gulf Oil
                 Corporation and Crown Zellerbach Corporation relating to the
                 Orange, Texas Plant (the rights and obligations of the
                 lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.3     --   Ground Lease dated September 11, 1980 by and between Gulf
                 Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.4     --   Ground Lease Agreement dated January 1, 1981 by and between
                 Gulf Oil Corporation and Crown Zellerbach Corporation
                 relating to the Orange, Texas Plant (the rights and
                 obligations of the lessee under the foregoing Lease have
                 been assigned ultimately to Printpack, Inc.)
   99.5     --   Ground Lease dated September 9, 1985 by and between Chevron
                 Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
                 the lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.6     --   Lease dated July 25, 1990 by and between The Lawson Group,
                 LTD. and Shell Oil Company relating to the Williamsburg,
                 Virginia plant (the rights and obligations of the lessee
                 under the foregoing Lease have been assigned ultimately to
                 Printpack, Inc.)
   99.7     --   Note Purchase Agreement dated, August 15, 1996, by and
                 between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                 Securities Corporation relating to the 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006.
   99.8     --   Deferred Income Agreement dated December 17, 1984 with
                 Edward Hilbert, Jr.
   99.9     --   Deferred Income Agreement dated December 17, 1984 with
                 Robert B. Paxton
   99.10    --   Deferred Income Agreement dated July 10, 1996 with Neil
                 Williams
   99.11    --   Family Security Agreement dated April 4, 1986 with Dennis M.
                 Love
   99.12    --   Family Security Agreement dated February 24, 1986 with R.
                 Michael Hembree
   99.13    --   Family Security Agreement dated February 24, 1986 with
                 Thomas J. Dunn, Jr.
   99.14    --   Family Security Agreement dated February 24, 1986 with
                 Nicklas D. Stucky
   99.15    --   Amended and Restated Employment Agreement dated June 23,
                 1983 with J. Erskine Love, Jr.
 **99.16    --   Lease Amendment dated May 20, 1998 by and between GF
                 Associates and Printpack, Inc. relating to the Williamsburg,
                 Virginia plant (Amendment to the lease by and between The
                 Lawson Group, LTD. and Shell Oil Company noted as exhibit
                 99.6 above originally filed on the Company's Registration
                 Statement on Form S-1 (File No. 333-13727) filed with the
                 Securities and Exchange Commission)

---------------

  * Items filed herewith.
 ** Exhibit is incorporated by reference herein to the exhibit of the same number in the Company's Form 10-K for the fiscal year ended June 27, 1998.
 + Exhibit is incorporated by reference herein to exhibit 99.1 in the Company's Form 8-K, dated June 10, 1999.

 ++ Exhibit is incorporated by reference herein to exhibit 99.2 in the Company's
    Form 8-K, dated June 10, 1999.
+++ Exhibit is incorporated by reference herein to exhibit 99.3 in the Company's
    Form 8-K, dated June 10, 1999.

     (b) Reports on Form 8-K

     On June 10, 1999, the Company filed a Current Report on Form 8-K report to announce that the Company amended and restated its Credit Agreement and Receivables Purchase Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 1999.

                                          PRINTPACK, INC.

                                          By:      /s/ DENNIS M. LOVE
                                            ------------------------------------
                                                       Dennis M. Love
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Dennis M. Love and R. Michael Hembree and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and grants or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities indicated on September 22, 1999.

                     SIGNATURE                                             TITLE
                     ---------                                             -----

                /s/ DENNIS M. LOVE                   President and Chief Executive Officer and
---------------------------------------------------    Director (Principal Executive Officer)
                  Dennis M. Love

              /s/ R. MICHAEL HEMBREE                 Vice President, Finance and Administration
---------------------------------------------------    (Principal Financial and Accounting Officer)
                R. Michael Hembree

                 /s/ C. KEITH LOVE                   Director
---------------------------------------------------
                   C. Keith Love

                                                     Director
---------------------------------------------------
                    Gay M. Love

              /s/ JAMES E. LOVE, III                 Director
---------------------------------------------------
                James E. Love, III

                                                     Director
---------------------------------------------------
                  William J. Love

                     SIGNATURE                                             TITLE
                     ---------                                             -----

                /s/ HUGH M. CHAPMAN                  Director
---------------------------------------------------
                  Hugh M. Chapman

              /s/ DANIEL K. FRIERSON                 Director
---------------------------------------------------
                Daniel K. Frierson

               /s/ ROY RICHARDS, JR.                 Director
---------------------------------------------------
                 Roy Richards, Jr.

                /s/ TIMOTHY C. TUFF                  Director
---------------------------------------------------
                  Timothy C. Tuff

                 /s/ NEIL WILLIAMS                   Director
---------------------------------------------------
                   Neil Williams

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Printpack, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Printpack, Inc. (the "Company") and its subsidiaries at June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
September 1, 1999

                                PRINTPACK, INC.

                                 BALANCE SHEETS

                                                              JUNE 26,   JUNE 27,
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $  1,565   $    415
  Trade accounts receivable, less allowance for doubtful
     accounts of $886 and $559..............................    77,491     70,759
  Inventories...............................................    84,000     80,992
  Prepaid expenses and other current assets.................    17,499     19,349
  Net assets held for sale..................................       700      4,944
  Deferred income taxes.....................................       284        816
                                                              --------   --------
          Total current assets..............................   181,539    177,275
Property, plant and equipment, net..........................   335,455    353,888
Goodwill, less accumulated amortization of $21,559 and
  $17,727...................................................    46,510     50,342
Other assets................................................    25,234     26,819
Deferred income taxes.......................................     2,625        112
                                                              --------   --------
                                                              $591,363   $608,436
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued expenses.....................  $ 75,984   $ 72,960
  Accrued salaries, wages, benefits and bonuses.............    14,503     16,227
  Current maturities of long-term debt......................     9,769     24,000
  Short-term borrowings under line of credit................     5,496      3,445
                                                              --------   --------
          Total current liabilities.........................   105,752    116,632
Long-term debt..............................................   264,231    264,000
Subordinated long-term debt.................................   210,305    210,305
Other long-term liabilities.................................    19,854     23,448
                                                              --------   --------
          Total liabilities.................................   600,142    614,385
                                                              --------   --------
Shareholders' deficit
  Common stock, no par value, 5,000,000 shares authorized,
     4,218,560 shares issued and outstanding................     1,011      1,011
  Additional paid-in capital................................     6,687      6,687
  Accumulated deficit.......................................   (16,023)   (13,647)
  Receivable from parent....................................      (949)        --
  Accumulated other comprehensive income....................       495         --
                                                              --------   --------
          Total shareholders' deficit.......................    (8,779)    (5,949)
                                                              --------   --------
Commitments and contingencies...............................        --         --
                                                              --------   --------
                                                              $591,363   $608,436
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              52 WEEKS    52 WEEKS    52 WEEKS
                                                                ENDED       ENDED       ENDED
                                                              JUNE 26,    JUNE 27,    JUNE 28,
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Net sales...................................................  $ 845,587   $ 831,689   $ 782,443
Cost of goods sold..........................................    722,950     710,416     672,669
Write-off of margin on acquired inventory...................         --          --       7,296
                                                              ---------   ---------   ---------
Gross margin................................................    122,637     121,273     102,478
Selling, administrative and research and development
  expenses..................................................     72,110      71,652      67,680
Amortization of goodwill....................................      3,832       4,662       3,965
                                                              ---------   ---------   ---------
Income from operations......................................     46,695      44,959      30,833
Other expense
  Interest expense..........................................     49,857      52,221      46,600
  Other, net................................................        635       2,830         890
                                                              ---------   ---------   ---------
Loss before benefit for income taxes........................     (3,797)    (10,092)    (16,657)
                                                              ---------   ---------   ---------
Provision (benefit) for income taxes
  Current...................................................        560         501      (4,861)
  Deferred..................................................     (1,981)     (1,102)      2,765
                                                              ---------   ---------   ---------
                                                                 (1,421)       (601)     (2,096)
                                                              ---------   ---------   ---------
Loss before extraordinary item..............................     (2,376)     (9,491)    (14,561)
Extraordinary item -- loss on early extinguishment of debt
  (net of income tax benefit of $999).......................         --          --      (1,631)
                                                              ---------   ---------   ---------
Net loss....................................................     (2,376)     (9,491)    (16,192)
                                                              ---------   ---------   ---------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment (net of income tax
     expense of $193).......................................        302          --          --
                                                              ---------   ---------   ---------
Comprehensive loss..........................................  $  (2,074)  $  (9,491)  $ (16,192)
                                                              =========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                            STATEMENTS OF CASH FLOWS

                                                              52 WEEKS   52 WEEKS     52 WEEKS
                                                               ENDED       ENDED       ENDED
                                                              JUNE 26,   JUNE 27,     JUNE 28,
                                                                1999       1998         1997
                                                              --------   ---------   ----------
                                                                       (IN THOUSANDS)
Operating activities
  Net loss..................................................  $ (2,376)  $  (9,491)  $  (16,192)
                                                              --------   ---------   ----------
  Adjustments to reconcile net loss to net cash provided by
     operating activities
     Depreciation...........................................    51,656      48,557       47,605
     Amortization of goodwill...............................     3,832       4,662        3,965
     Amortization of prepaid financing costs................     3,106       3,219        2,496
     Write-off of margin on acquired inventory..............        --          --        7,296
     Loss on sale of property, plant and equipment..........       635         179          711
     Amortization of deferred gain..........................       (54)       (646)        (646)
     Undistributed (income) loss from equity investment.....       (87)        377          741
     Deferred income taxes..................................    (1,981)     (1,102)       2,765
     Postretirement and postemployment benefits.............      (419)       (500)         401
     Incentive compensation.................................    (2,660)     (1,921)        (744)
     Other..................................................       644         507         (133)
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable...........    (6,732)      5,316       (7,280)
       (Increase) decrease in inventories...................    (3,008)      9,082        1,579
       Decrease in prepaid expenses and other assets........       858       1,927          142
       Increase in accounts payable and accrued expenses....     1,388      17,169        8,345
       Increase (decrease) in accrued severance costs.......       468      (1,139)     (10,309)
       Decrease in accrued restructuring costs..............      (555)     (1,750)      (5,564)
       Increase (decrease) in other long-term liabilities...      (500)       (905)       1,993
                                                              --------   ---------   ----------
          Total adjustments.................................    46,591      83,032       53,363
                                                              --------   ---------   ----------
          Net cash provided by operating activities.........    44,215      73,541       37,171
                                                              --------   ---------   ----------
Investing activities
  Purchases of property, plant and equipment................   (33,862)    (48,013)     (25,042)
  Proceeds from sale of property, plant and equipment.......     4,436       2,212        3,595
  Payment for purchase of JR Flexible, net of cash
     received...............................................        --          --     (369,775)
  Proceeds received from Fort James.........................        --      12,000           --
  Other.....................................................        --          --       (4,771)
                                                              --------   ---------   ----------
          Net cash used in investing activities.............   (29,426)    (33,801)    (395,993)
                                                              --------   ---------   ----------
Financing activities
  Principal payments on long-term debt......................   (18,000)    (16,079)    (149,250)
  Proceeds from issuance of long-term debt..................        --          --      270,000
  Proceeds from issuance of subordinated debt...............        --          --      200,000
  Net proceeds (repayments) from borrowings on line of
     credit, revolving credit and receivable securitization
     facilities.............................................     6,051     (24,386)      64,327
  Cost of interest rate lock agreement......................        --          --       (7,380)
  Debt prepayment premiums and debt issuance costs..........    (1,236)         --      (17,977)
  Payment for receivable from parent........................      (949)         --           --
                                                              --------   ---------   ----------
     Net cash provided by (used in) financing activities....   (14,134)    (40,465)     359,720
                                                              --------   ---------   ----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       495          --           --
                                                              --------   ---------   ----------
Increase (decrease) in cash and cash equivalents............     1,150        (725)         898
Cash and cash equivalents, beginning of year................       415       1,140          242
                                                              --------   ---------   ----------
Cash and cash equivalents, end of year......................  $  1,565   $     415   $    1,140
                                                              ========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                      CUMULATIVE
                                                           RETAINED                     FOREIGN
                                            ADDITIONAL     EARNINGS                    CURRENCY       TOTAL
                                   COMMON    PAID-IN     (ACCUMULATED   RECEIVABLE    TRANSLATION    EQUITY
                                   STOCK     CAPITAL       DEFICIT)     FROM PARENT   ADJUSTMENT    (DEFICIT)
                                   ------   ----------   ------------   -----------   -----------   ---------
                                                                 (IN THOUSANDS)
Balance as of June 29, 1996......  $1,011     $  413       $ 12,036        $  --         $ --       $ 13,460
  Net loss.......................     --          --        (16,192)          --           --        (16,192)
  Shareholder contributions......     --       6,274             --           --           --          6,274
                                   ------     ------       --------        -----         ----       --------
Balance as of June 28, 1997......  1,011       6,687         (4,156)          --           --          3,542
  Net loss.......................     --          --         (9,491)          --           --         (9,491)
                                   ------     ------       --------        -----         ----       --------
Balance as of June 27, 1998......  1,011       6,687        (13,647)          --           --         (5,949)
  Net loss.......................     --          --         (2,376)          --           --         (2,376)
  Receivable from parent.........     --          --             --         (949)          --           (949)
  Foreign currency translation
     adjustment..................     --          --             --           --          495            495
                                   ------     ------       --------        -----         ----       --------
Balance as of June 26, 1999......  $1,011     $6,687       $(16,023)       $(949)        $495       $ (8,779)
                                   ======     ======       ========        =====         ====       ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Printpack, Inc. ("Printpack" or "the Company") manufactures flexible packaging material primarily for the food and other consumer goods industries throughout North America. Printpack acquired (the "Acquisition") the Flexible Packaging Group of James River Corporation of Virginia ("JR Flexible") (See Note
2) on August 22, 1996, and the accompanying consolidated financial statements include the results of operations of the former JR Flexible since that date. The transaction was accounted for using the purchase method in accordance with generally accepted accounting principles.

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

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in June. The Company's fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997 included 52 weeks.

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

INCOME TAXES

     The Company has historically been included in the consolidated Federal income tax return of Holdings. Income taxes reflected in the accompanying consolidated statements of operations and comprehensive income represent the Company's share of the consolidated tax provision which approximates the tax effect that would have been recognized had a separate income tax return been filed. Deferred tax assets and liabilities are

                                PRINTPACK, INC.

determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

INTANGIBLE ASSETS

     Intangible assets resulting from business acquisitions consist of the excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired (goodwill). Goodwill is amortized on a straight-line basis over 15 to 20 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. The recoverability of goodwill is periodically evaluated to determine whether current events or circumstances warrant adjustment to the carrying value. As of June 26, 1999 and June 27, 1998, management believes that goodwill has not been impaired.

REVENUE

     Revenue is recognized at the time of shipment. Sales to one customer approximated 15%, 14% and 15% of net sales during fiscal 1999, 1998 and 1997, respectively.

COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income or shareholders' deficit.

     Accumulated other comprehensive income presented on the accompanying consolidated balance sheet as of June 26, 1999 consists of accumulated gains and losses arising from translating the financial statements of the Company's subsidiary operating in Mexico from the functional currency to the reporting currency.

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

     As of December 27, 1998, Mexico's economy ceased being considered highly inflationary and the Mexican Peso became the functional currency of the financial statements of the Company's Mexican subsidiary. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency are included in equity on the June 26, 1999 consolidated balance sheet and as a component of other comprehensive income on the consolidated statement of operations and comprehensive income for the period then ended.

                                PRINTPACK, INC.

FINANCIAL INSTRUMENTS

     The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company's policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During fiscal 1999, the Company entered into a foreign currency contract which expires July 15, 1999. This contract requires the Company to exchange U.S. Dollars for Deutsche Marks totaling $2,345,353, which contract approximates fair value as of June 26, 1999. There were no gains or losses recognized in the year ended June 26, 1999. The Company did not utilize foreign exchange derivative instruments in fiscal 1998.

RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs when incurred. Research and development costs expensed during the years ended June 26, 1999, June 27, 1998 and June 28, 1997 were approximately $10,185,000, $8,994,000 and
$8,133,000, respectively.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives will be recorded either in current earnings or as a component of comprehensive income. SFAS No. 133 will be effective in fiscal 2001. Management believes that this Statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2. ACQUISITION

     In fiscal 1996, the Company entered into an agreement with James River Corporation of Virginia to purchase certain assets and assume certain liabilities of JR Flexible, which also manufactured flexible packaging material primarily for food industries in North America. The agreement was consummated on August 22, 1996 for a purchase price of approximately $370 million. This Acquisition and the repayment of the majority of the Company's outstanding debt was financed by the issuance of $100,000,000 of Senior Notes, $200,000,000 of Senior Subordinated Notes, a new term loan of $170,000,000 and a draw of $53,700,000 on a $155,000,000 new revolving credit facility. At the closing of these transactions on August 22, 1996, the

                                PRINTPACK, INC.

revolving credit facility was reduced permanently to $105,000,000 by the Receivables Securitization Facility of up to $50,000,000. Proceeds of $23,000,000 from the initial borrowings under this Facility collateralized by receivables were received by the Company on August 22, 1996. As described in
Note 6 below, the revolving credit facility was subsequently reduced to its present level of $60,000,000 as part of the restructuring of covenants and repayment terms of debt due to banks.

     In connection with the Acquisition, the Company closed two of the acquired plants in San Leandro, California and Dayton, Ohio. The net assets of these facilities are recorded as Net Assets Held for Sale in the accompanying consolidated balance sheet as of June 27, 1998. During the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge amounting to $2,032,000 to adjust the carrying value of net assets held for sale to their estimated fair market value. During fiscal 1999, both of the closed facilities were sold.

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

     Concurrent with the Acquisition and new financing, the Company prepaid its then existing debt and, consequently, recorded an extraordinary loss of $1,631,000 related to the early retirement of debt. The extraordinary loss was comprised of a $2,630,000 prepayment penalty, net of a $999,000 income tax benefit. On June 28, 1996, the Company entered into an amended interest rate lock agreement with a bank to manage its interest rate exposure on anticipated borrowings to be incurred in connection with the Acquisition described above. This amended agreement, which terminated on August 19, 1996, designated the Company and the bank as fixed and floating rate payers, respectively, on a notional principal amount of $300 million. As a result of subsequent declines in interest rates, the Company, on August 19, 1996 paid approximately $7.4 million on the settlement of this agreement, which cost was deferred and is being amortized to interest expense over the life of the Senior Notes and the Senior Subordinated Notes. Such cost is included in Other Assets on the accompanying consolidated balance sheets.

     On May 21, 1998, the Company entered into an agreement with Fort James Corporation (formerly named James River Corporation of Virginia) whereby Fort James Corporation remitted $12,000,000 to the Company in settlement of claims made by Printpack related to the Acquisition. These proceeds were used to reduce the amount of goodwill recorded by the Company in the Acquisition.

                                PRINTPACK, INC.

3. INVENTORIES

     Inventories are summarized as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $30,264   $31,755
Work-in-process.............................................   10,360    10,972
Finished goods..............................................   59,323    54,755
                                                              -------   -------
                                                               99,947    97,482
Reduction to state inventories at last-in, first-out cost
  (LIFO)....................................................   15,947    16,490
                                                              -------   -------
                                                              $84,000   $80,992
                                                              =======   =======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $   8,873   $   8,691
Buildings...................................................    108,988      99,419
Machinery and equipment.....................................    485,789     444,226
Leasehold improvements......................................      6,740       5,824
Construction in progress....................................     13,708      39,004
                                                              ---------   ---------
                                                                624,098     597,164
Less accumulated depreciation and amortization..............   (288,643)   (243,276)
                                                              ---------   ---------
                                                              $ 335,455   $ 353,888
                                                              =========   =========

5. INVESTMENT IN JOINT VENTURE

     During fiscal 1995, the Company entered into an agreement with the OR Group, to form a joint venture, Orflex Ltd. ("Orflex"), an Ohio limited liability partnership. Under the terms of the joint venture agreement, the Company contributed its Cincinnati plant to the joint venture. For its contribution, the Company received a 49% limited partnership interest in the joint venture and $5,300,000 in cash. The Orflex transaction was accounted for as a sale of assets to the extent of third-party ownership in the joint venture during fiscal 1995. As a result, the Company recorded a deferred gain of approximately $3,885,000, which is being recognized under the installment method. The Company recognized approximately $54,000 of this deferred gain during fiscal 1999 and approximately $646,000 in fiscal 1998 and 1997.

     As part of the joint venture agreement, the Company has guaranteed the debt of the joint venture, which totaled approximately $2,600,000 at June 26, 1999 and $3,800,000 at June 27, 1998. This debt is subject to repayment requirements through a final maturity date of January 2005.

     Pursuant to a note arrangement which became effective during fiscal 1996, the Company has extended certain working capital loans to Orflex. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. The Company believes the likelihood of loss as a result of the advances and debt guarantee as described above is remote based upon the present and forecasted financial condition of Orflex.

     The Company purchases for resale to its customers certain finished goods inventories from Orflex. During 1999, 1998 and 1997, purchases from Orflex totaled approximately $789,000, $1,423,000 and $1,672,000, respectively.

                                PRINTPACK, INC.

6. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
10.625% unsecured senior subordinated notes payable in
  August 2006; interest payable semi-annually...............  $200,000   $200,000
9.875% unsecured senior notes payable in August 2004;
  interest payable semi-annually............................   100,000    100,000
Variable rate secured senior notes to banks due March 2004;
  interest payable quarterly; secured by substantially all
  of the Company's assets...................................   128,000    146,000
Revolving credit facility with banks due in December 2003;
  interest payable quarterly at variable rates; secured by
  substantially all of the Company's assets.................        --         --
Accounts receivable securitization facility with a bank due
  in December 2003; interest payable quarterly at variable
  rates.....................................................    46,000     42,000
11% unsecured subordinated notes payable to the Printpack
  Holdings, Inc.'s shareholders payable in an installment of
  $3,422,000 in May 2005 and the remaining principal payable
  in May 2014; interest payable annually....................    10,305     10,305
                                                              --------   --------
                                                               484,305    498,305
Less current portion........................................    (9,769)   (24,000)
                                                              --------   --------
                                                              $474,536   $474,305
                                                              ========   ========

     Aggregate principal maturities of long-term debt are as follows (in thousands):

2000........................................................  $  9,769
2001........................................................     9,769
2002........................................................     9,769
2003........................................................     9,769
2004........................................................   134,924
2005 and thereafter.........................................   310,305
                                                              --------
                                                              $484,305
                                                              ========

     Certain agreements related to debt outstanding to banks as of June 26, 1999 and June 27, 1998 require that the Company, among other things, restrict the payment of dividends, the redemption of stock and the incurrence of additional debt; restrict investments; and limit the amount of pledged assets and advances and loans to employees. As of June 26, 1999 and June 27, 1998, the Company was in compliance with all such covenants.

     On May 21, 1999, the Company amended its variable rate secured senior note agreements to banks providing for extended repayment terms and restructured covenants. The Company incurred approximately $1,200,000 in debt restructuring costs, which costs were deferred and are being amortized to interest expense over the remaining life of the variable rate secured senior notes.

     At June 26, 1999 and June 27, 1998, the Company had a line of credit with a bank providing for borrowings of up to $10,000,000 bearing interest at the lower of the bank's prime rate or a negotiated rate. Current borrowings under this line were $5,496,000 and $3,445,000 at June 26, 1999 and June 27, 1998,
respectively.

                                PRINTPACK, INC.

     The Company's available borrowings under its revolving credit facility were $60,000,000 and $105,000,000 at June 26, 1999 and June 27, 1998, respectively.

     On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At June 26, 1999 and June 27, 1998, the Company had $46,000,000 and $42,000,000, respectively, of notes outstanding under the Facility, collateralized by approximately $76 million and $70 million, respectively, in trade receivables.

     Total cash paid for interest, net of amounts capitalized, was approximately $45,619,000, $46,903,000 and $31,511,000 during fiscal 1999, 1998 and 1997, respectively.

7. DEFERRED COMPENSATION

     Pursuant to the terms of a deferred compensation agreement, the Company is obligated to pay the former chief executive's beneficiary certain monthly amounts over the remainder of the beneficiary's life. At June 26, 1999 and June 27, 1998, approximately $3,445,000 and $3,767,000, respectively, has been accrued under this agreement. Interest expense on this obligation approximated $368,000, $381,000 and $395,000 during fiscal 1999, 1998 and 1997, respectively.

     The Company is obligated under deferred compensation agreements to make monthly payments in varying amounts to certain former officers and directors through June 2013. At June 26, 1999 and June 27, 1998, the Company had accrued approximately $823,000 and $897,000, respectively, relating to these agreements. For fiscal 1999, 1998, and 1997, interest expense related to these agreements approximated $96,000, $81,000 and $63,000, respectively.

     Future minimum annual payments required by deferred compensation agreements are as follows (in thousands):

2000........................................................  $   668
2001........................................................      614
2002........................................................      630
2003........................................................      647
2004........................................................      659
2005 and thereafter.........................................    4,156
                                                              -------
          Total minimum payments............................    7,374
Less amounts representing interest at 8% to 12%.............   (3,106)
                                                              -------
                                                              $ 4,268
                                                              =======

                                PRINTPACK, INC.

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts payable and accrued expenses:
Trade accounts payable......................................  $42,269   $43,306
Accrued interest............................................   13,148    13,272
Other items.................................................   20,567    16,382
                                                              -------   -------
                                                              $75,984   $72,960
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

     The estimated fair values of the Company's financial instruments are as follows:

                                                    1999                    1998
                                            ---------------------   ---------------------
                                            CARRYING      FAIR      CARRYING      FAIR
                                             AMOUNT       VALUE      AMOUNT       VALUE
                                            ---------   ---------   ---------   ---------
                                               (IN THOUSANDS)          (IN THOUSANDS)
Cash and cash equivalents.................  $   1,565   $   1,565   $     415   $     415
Note receivable...........................      4,107       4,107       4,500       4,500
Long-term debt............................   (274,000)   (269,650)   (288,000)   (295,750)
Subordinated debt.........................   (210,305)   (209,273)   (210,305)   (231,840)

     The Company does not use financial instruments for trading purposes.

10. EMPLOYEE BENEFITS

     The Company maintains a qualified savings and profit sharing plan for participating eligible employees ("associates") that provides for annual contributions based upon associates' savings and the Company's net income. Plan expense approximated $2,956,000, $2,781,000 and $2,326,000 in fiscal 1999, 1998 and 1997, respectively.

     The Company maintains two incentive compensation plans. Under the terms of both plans, incentive compensation is computed and allocated to individuals based upon economic value added, as defined within the plan agreements. Approximately $6,660,000, $7,939,000 and $8,314,000 has been recorded as expense during fiscal 1999, 1998 and 1997, respectively. Approximately $6,312,000 and $8,450,000 has been reflected as a liability at June 26, 1999 and June 27, 1998 for bonuses payable to all Company associates.

                                PRINTPACK, INC.

     The plans also have a performance share feature (the "Performance Share Plan"). Under the terms of the plans, salaried associates are divided into tiers. Tier I is comprised of key associates who are required to defer twenty-five percent of their annual cash bonus into a performance share, the value of which is based upon a formula as defined in the plan agreement. These shares must be held at least four years before they are eligible for redemption but may be held until the associate retires. Tier II is comprised of the remaining salaried associates. During fiscal 1999, the Performance Share Plan was extended to Tier II associates who are required to defer ten percent of their annual cash bonus into a performance share and have the option to defer an additional fifteen percent of their annual cash bonus into a performance share, the value of which is based on the same formula as that of Tier I associates. These shares must be held at least four years before they are eligible for redemption and must be redeemed at the end of ten years. Approximately $4,498,000 and $6,667,000 has been reflected as a liability at June 26, 1999 and June 27, 1998, respectively. Approximately $170,000, $552,000 and $260,000 has been recorded as expense relative to the Performance Share Plan during fiscal 1999, 1998 and 1997, respectively.

11. POSTRETIREMENT BENEFITS

     Effective June 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (FAS 132) that revise disclosure requirements of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("FAS 87"), Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. FAS 132 does not change the recognition or measurement of pension or postretirement benefit obligations or expenses, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires some additional information.

     The Company provides group health and life insurance benefits to certain retired associates retiring prior to December 31, 1996. Under the terms of this plan, the Company reimburses qualified retired associates varying percentages of health care costs and premium costs of life insurance depending upon a retired associate's length of service, with a minimum of 10 years required for plan eligibility. Net periodic postretirement benefit cost included the following components:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Interest cost on projected benefit obligation...............  $374   $429   $180
Actuarial (gain)/loss.......................................   102     85     --
                                                              ====   ====   ====
       Net cost.............................................  $476   $514   $180
                                                              ====   ====   ====
Effect of 1% increase in the trend rates
     Accumulated postretirement benefit obligation
      increase..............................................  $373   $309   $215
                                                              ====   ====   ====
     Interest cost increase.................................  $ 29   $ 25   $ 17
                                                              ====   ====   ====

                                PRINTPACK, INC.

     The postretirement plan's (other than pensions) change in benefit obligations, funded status and amounts recognized in the Company's consolidated balance sheets are as follows:

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year.......................  $3,718   $3,046
Interest cost...............................................     374      429
Actuarial (gain)/loss.......................................    (385)     595
Benefits paid...............................................    (352)    (352)
                                                              ------   ------
Benefit obligation, end of year.............................  $3,355   $3,718
                                                              ======   ======

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
FUNDED STATUS OF THE PLAN:
Benefit obligation..........................................  $3,355   $3,718
Unrecognized actuarial loss.................................    (736)    (866)
                                                              ------   ------
          Net amount recognized.............................  $2,619   $2,852
                                                              ======   ======

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Accrued benefit liability...................................  $2,619   $2,852
                                                              ------   ------
          Net amount recognized.............................  $2,619   $2,852
                                                              ======   ======

     The assumed health care cost trend rate and the ultimate rate, achieved July 1, 1999, used in measuring the accumulated postretirement benefit obligation was 5.00%. The discount rate used to measure the accumulated postretirement benefit obligation was 7.75% for fiscal 1999, 7.00% for fiscal 1998 and 8.00% for fiscal 1997.

12. INCOME TAXES

     The provision (benefit) for income taxes consisted of the following:

                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current tax provision (benefit)
  Federal.................................................  $    --   $    --   $(4,756)
  State...................................................      200       240      (105)
  Foreign.................................................      360       261        --
Deferred tax provision (benefit)
  Federal.................................................   (1,794)   (1,519)    3,195
  State...................................................     (187)      417      (430)
                                                            -------   -------   -------
                                                            $(1,421)  $  (601)  $(2,096)
                                                            =======   =======   =======

                                PRINTPACK, INC.

     The differences between total tax benefit and the amount determined by applying the federal statutory tax rate to loss before income taxes result from the following:

                                                              1999     1998     1997
                                                              -----    -----    -----
Tax benefit at federal statutory rate.......................  (35.0)%  (35.0)%  (35.0)%
Impact of termination of S corporation election.............     --       --     20.6
State income taxes, net of federal income tax benefit.......   (5.1)    (3.1)    (2.7)
Valuation allowance.........................................     --     13.7       --
Foreign taxes...............................................    6.3      1.9       --
Foreign valuation allowance.................................   (6.6)    15.5       --
Other.......................................................    3.0      1.0      1.0
                                                              -----    -----    -----
                                                              (37.4)%   (6.0)%  (16.1)%
                                                              =====    =====    =====

     The decrease in the effective tax rate for fiscal 1999 as compared to fiscal 1998 was primarily due to the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions. The increase in the effective tax rate for fiscal 1998 as compared to fiscal 1997 was primarily due to the change in tax status for the operations formerly conducted by Printpack Enterprises, Inc., which, effective June 30, 1996, elected to change its Subchapter S tax election to be taxed as a Subchapter C corporation. The charge as a result of the change in tax status was approximately $4.0 million and was reflected in the results of operations for the year ended June 28, 1997.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   696   $   218
  Accrued incentive compensation............................    2,667     3,540
  Deferred income...........................................      602       750
  Accrued postretirement and postemployment benefits........    1,475     1,112
  Accrued separation expenses...............................      193        --
  Deferred compensation.....................................    1,798     1,899
  Other accrued liabilities.................................    2,913     3,963
  Carryforward of net operating loss and tax credits........   25,476    19,263
  Other.....................................................      264       325
                                                              -------   -------
          Total deferred tax assets.........................   36,084    31,070
          Valuation allowance...............................   (3,118)   (2,950)
                                                              -------   -------
          Net deferred tax assets...........................   32,966    28,120
Deferred tax liabilities:
  Excess of book over tax basis of property, plant and
     equipment..............................................   22,403    19,453
  Excess of book over tax basis of intangible assets........    5,180     5,603
  Voluntary Employee Benefit Association contribution.......    1,309     1,083
  Other.....................................................    1,165     1,053
                                                              -------   -------
          Total deferred tax liabilities....................   30,057    27,192
                                                              -------   -------
          Net deferred tax asset............................  $ 2,909   $   928
                                                              =======   =======

                                PRINTPACK, INC.

     The valuation allowance for deferred tax assets at June 26, 1999 and June 27, 1998 was approximately $3,118,000 and $2,950,000, respectively. The net change in the total valuation allowance for the years ended June 26, 1999 and June 27, 1998 was an increase of $168,000 and $2,950,000, respectively. The Company's net operating loss carryforwards expire in years 2012, 2013 and 2019.

     The Company paid no income taxes during the years ended June 26, 1999, June 27, 1998 and June 28, 1997.

13. COMMITMENTS AND CONTINGENCIES

     The Company leases certain office facilities and transportation equipment under non-cancelable operating leases expiring on various dates through fiscal 2017. Future minimum annual rentals required by these operating leases are as follows:

                                                                 MINIMUM
                                                              ANNUAL RENTALS
                                                              --------------
                                                              (IN THOUSANDS)
2000........................................................     $ 1,235
2001........................................................       1,118
2002........................................................         905
2003........................................................         625
2004........................................................         616
2005 and thereafter.........................................       7,155
                                                                 -------
                                                                 $11,654
                                                                 =======

     Rental expense approximated $4,105,000, $3,788,000 and $3,707,000 during fiscal 1999, 1998 and 1997, respectively.

     At June 26, 1999 and June 27, 1998, commitments relating to future acquisitions of property, plant and equipment approximated $12,517,000 and $20,947,000, respectively.

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

     The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. Currently, amounts accrued in the financial statements for individual sites and in the aggregate are not material. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites that could be identified in the future for cleanup, could be higher than the liability currently accrued.

                                PRINTPACK, INC.

14. RESTRUCTURING CHARGES

     During fiscal 1997, the Company recorded severance charges of approximately $8,810,000 for announced reductions in work force of approximately 300 employees resulting from the acquisition of JR Flexible. The Company made severance payments of approximately $925,000 and $13,571,000 during fiscal 1998 and 1997, respectively. Payments made during fiscal 1997 consist of accruals made in fiscal 1997 and prior years.

15. RELATED PARTY TRANSACTIONS

     During fiscal 1999, the Company advanced approximately $949,000 to Holdings. These advances are recorded as "Receivable from parent" in the equity section of the accompanying consolidated balance sheet. In addition, the Company advanced an additional $949,000 to Holdings in July 1999.

     During fiscal 1999 and 1998, the Company sold inventory and equipment in the amount of approximately $2,061,000 and $503,000, respectively, to an affiliated entity. As of June 26, 1999, and June 27, 1998, the receivable associated with these transactions totaled approximately $2,564,000 and $503,000, respectively, and is recorded under the caption Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheets.

16. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131")as of the beginning of fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Company's reportable segments are strategic business units that offer similar products with similar economic characteristics, production processes, customers and distribution methods. All products fall within the category of flexible packaging. Accordingly, the reporting segments have been aggregated into one operating segment.

     The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results are prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone reporting segment operating income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Foreign operations in fiscal 1999, 1998 and 1997 were conducted in one foreign country and are not considered material to the Company's consolidated financial statements.

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

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBITS
----------                           -----------------------
    2.1      --    Asset Purchase Agreement, dated as of April 10, 1996, by and between James River Corporation of Virginia and Printpack,
                   Inc., as amended
    2.2      --    Reorganization Agreement dated as of July 1, 1996 by and
                   among Printpack Holdings, Inc., Printpack, Inc., Printpack
                   Enterprises, Inc. and Printpack Illinois, Inc.
    3.1      --    Restated Articles of Incorporation of Printpack, Inc.
    3.2      --    Bylaws of Printpack, Inc.
    4.1      --    Indenture, dated August 22, 1996, between Printpack, Inc.
                   and State Street Bank (successor to Fleet National Bank), as
                   Trustee relating to the 9 7/8% Senior Notes due 2004.
    4.2      --    Indenture, dated August 22, 1996, between Printpack, Inc.
                   and State Street Bank (successor to Fleet National Bank), as
                   Trustee relating to the 10 5/8% Senior Subordinated Notes
                   due 2006.
  +10.1      --    Amended and Restated Credit Agreement, dated as of May 21,
                   1999, by and among Printpack, Inc., the Institutions from
                   time to time parties thereto as lenders, and The First
                   National Bank of Chicago, as Agent
   10.2      --    Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
                   Inc., as amended
   10.3      --    Printpack, Inc. Savings and Profit Sharing Plan, as amended
   10.4      --    Printpack, Inc. Incentive Compensation Plan
   10.5      --    Guarantee dated as of January 5, 1995 made by Printpack,
                   Inc. in favor of PNC Bank, Ohio, National Association, as
                   amended
   10.6      --    Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                   Securities Corporation
   10.7      --    Receivables Sale Agreement dated as of August 22, 1996 by
                   and between Printpack, Inc. and Flexible Funding Corp.
   10.8      --    Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
                   Securitization Corporation and the financial institutions
                   party hereto as Investors and The First National Bank of
                   Chicago, as Agent
 ++10.8(a)   --    Waiver and Amendment of Receivables Purchase Agreement dated as of September 21, 1998, by and among Flexible Funding
                   Corp., as Seller, Falcon Asset Securitization Corporation
                   and The First National Bank of Chicago, individually and as agent
+++10.8(b)   --    Amendment of Receivables Purchase Agreement dated as of May
                   21, 1999, by and among Flexible Funding Corp., as Seller,
                   Falcon Asset Securitization Corporation and The First
                   National Bank of Chicago, individually and as agent
   10.9      --    Intercreditor Agreement, dated August 22, 1996, by and
                   between The First National Bank of Chicago, as Contractual
                   Representative and The First National Bank of Chicago, as
                   Agent
  *12        --    Computation of Ratio of Earnings to Fixed Charges
  *21        --    List of Subsidiaries
  *27        --    Financial Data Schedule. (For SEC purposes only.)
   99.1      --    Contribution Agreement dated as of January 5, 1995 by and
                   between Printpack, Inc. and Orflex Ltd.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBITS
----------                           -----------------------
   99.2      --    Lease dated September 11, 1980 by and between Gulf Oil
                   Corporation and Crown Zellerbach Corporation relating to the
                   Orange, Texas Plant (the rights and obligations of the
                   lessee under the foregoing Lease have been assigned
                   ultimately to Printpack, Inc.)
   99.3      --    Ground Lease dated September 11, 1980 by and between Gulf
                   Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
                   ultimately to Printpack, Inc.)
   99.4      --    Ground Lease Agreement dated January 1, 1981 by and between
                   Gulf Oil Corporation and Crown Zellerbach Corporation
                   relating to the Orange, Texas Plant (the rights and
                   obligations of the lessee under the foregoing Lease have
                   been assigned ultimately to Printpack, Inc.)
   99.5      --    Ground Lease dated September 9, 1985 by and between Chevron
                   Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
                   the lessee under the foregoing Lease have been assigned
                   ultimately to Printpack, Inc.)
   99.6      --    Lease dated July 25, 1990 by and between The Lawson Group,
                   LTD and Shell Oil Company relating to the Williamsburg,
                   Virginia plant (the rights and obligations of the lessee
                   under the foregoing Lease have been assigned ultimately to
                   Printpack, Inc.)
   99.7      --    Note Purchase Agreement dated, August 15, 1996, by and
                   between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                   Securities Corporation relating to the 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006
   99.8      --    Deferred Income Agreement dated December 17, 1984 with
                   Edward Hilbert, Jr.
   99.9      --    Deferred Income Agreement dated December 17, 1984 with
                   Robert B. Paxton
   99.10     --    Deferred Income Agreement dated July 10, 1996 with Neil
                   Williams
   99.11     --    Family Security Agreement dated April 4, 1986 with Dennis M.
                   Love
   99.12     --    Family Security Agreement dated February 24, 1986 with R.
                   Michael Hembree
   99.13     --    Family Security Agreement dated February 24, 1986 with
                   Thomas J. Dunn, Jr.
   99.14     --    Family Security Agreement dated February 24, 1986 with
                   Nicklas D. Stucky
   99.15     --    Amended and Restated Employment Agreement dated June 23,
                   1983 with J. Erskine Love, Jr.
 **99.16     --    Lease Amendment dated May 20, 1998 by and between GF
                   Associates and Printpack, Inc. relating to the Williamsburg,
                   Virginia plant (Amendment to the lease by and between The
                   Lawson Group, LTD and Shell Oil Company noted as exhibit
                   99.6 above originally filed on the Company's Registration
                   Statement on Form S-1 (File No. 333-13727) filed with the
                   Securities and Exchange Commission)

---------------

*   Items filed herewith.
** Exhibit is incorporated by reference herein to the exhibit of the same number in the Company's Form 10-K for the fiscal year ended June 27, 1998.
+ Exhibit is incorporated by reference herein to exhibit 99.1 in the Company's Form 8-K, dated June 10, 1999.
++ Exhibit is incorporated by reference herein to exhibit 99.2 in the Company's Form 8-K, dated June 10, 1999.
+++ Exhibit is incorporated by reference herein to exhibit 99.3 in the Company's
    Form 8-K, dated June 10, 1999.