Form 10-Q
period 1999-09-25
PRINTPACK INC
filed 1999-11-09
CIK 202930

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

                 For the quarterly period ended September 25, 1999
              ---
                                       OR

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

       Total number of shares of outstanding stock (net of shares held in treasury) as of November 1, 1999:

             Common stock, no par value....................4,218,560


================================================================================

                                 PRINTPACK, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Item 1.     Financial Statements

         Balance Sheets at
                     September 25, 1999 and June 26, 1999

         Statements of Operations and Comprehensive Income
                     for the 13 weeks ended
                     September 25, 1999 and September 26, 1998

         Statements of Cash Flows
                     for the 13 weeks ended
                     September 25, 1999 and September 26, 1998

         Statement of Changes in Shareholders' Equity (Deficit)
                     for the 13 weeks ended September 25, 1999

         Notes to Unaudited Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.     Quantitative and Qualitative Disclosures about Market Risk



Part II. OTHER INFORMATION:

         Item 6.     Exhibits and Reports on Form 8-K

         Signatures

         Exhibit 27  Financial Data Schedule (For SEC use only)

PART 1. FINANCIAL INFORMATION

                    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; recent net losses resulting from the acquisition of the Flexible Packaging Group of James River Corporation of Virginia ("JR Flexible"); slowed growth in end user markets and pricing pressures; the Company's ability to complete the implementation of its Year 2000 program on a timely basis; the ability of the Company's suppliers, vendors, customers and other third parties on which the Company relies to be Year 2000 ready; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports, including, but not limited to, the "Risk Factors" set forth in the Company's Form 10K for the fiscal year ended June 26, 1999.

         The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. FINANCIAL STATEMENTS

                                PRINTPACK, INC.
                                 BALANCE SHEETS

                                                                                          SEPTEMBER 25,         JUNE 26,
                                                                                              1999                1999
                                                                                            ---------           ---------
                                                                                          (UNAUDITED)
                                                                                                    (IN THOUSANDS)
                                                       ASSETS


Current assets
  Cash and cash equivalents                                                                 $   1,025           $   1,565
  Trade accounts receivable, less allowance for doubtful accounts of $930 and $886             78,528              77,491
  Inventories                                                                                  82,067              84,000
  Prepaid expenses and other current assets                                                    14,587              18,199
  Deferred income taxes                                                                           378                 284

                                                                                            ---------           ---------
     Total current assets                                                                     176,585             181,539

Property, plant and equipment, net                                                            326,409             335,455
Goodwill, less accumulated amortization of $22,517 and $21,559                                 45,552              46,510
Other assets                                                                                   24,546              25,234
Deferred income taxes                                                                           3,405               2,625

                                                                                            ---------           ---------
                                                                                            $ 576,497           $ 591,363
                                                                                            =========           =========


                                          LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
  Accounts payable and accrued expenses                                                     $  65,868           $  75,984
  Accrued salaries, wages, benefits and bonuses                                                11,569              14,503
  Current maturities of long-term debt                                                          9,769               9,769
  Short-term borrowings under line of credit                                                    1,439               5,496
                                                                                            ---------           ---------
     Total current liabilities                                                                 88,645             105,752

Long-term debt                                                                                268,231             264,231
Subordinated long-term debt                                                                   210,305             210,305
Other long-term liabilities                                                                    19,708              19,854
                                                                                            ---------           ---------
     Total liabilities                                                                        586,889             600,142
                                                                                            ---------           ---------

Shareholders' deficit
  Common stock, no par value, 15,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                             1,011               1,011
  Additional paid-in capital                                                                    6,687               6,687
  Accumulated deficit                                                                         (16,936)            (16,023)
  Receivable from parent                                                                       (1,897)               (949)
  Accumulated other comprehensive income                                                          743                 495

                                                                                            ---------           ---------
     Total shareholders' deficit                                                              (10,392)             (8,779)
                                                                                            ---------           ---------

Commitments and contingencies                                                                      --                  --
                                                                                            ---------           ---------
                                                                                            $ 576,497           $ 591,363
                                                                                            =========           =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                    13 WEEKS             13 WEEKS
                                                                                     ENDED                 ENDED
                                                                                 SEPTEMBER 25,          SEPTEMBER 26,
                                                                                      1999                   1998
                                                                                ----------------        --------------
                                                                                  (UNAUDITED)             (UNAUDITED)
                                                                                             (IN THOUSANDS)

              Net sales                                                              $ 219,468           $ 206,049
              Cost of goods sold                                                       188,336             179,507
                                                                                     ---------           ---------

              Gross margin                                                              31,132              26,542
              Selling, administrative and research and development expenses             19,340              19,090
              Amortization of goodwill                                                     958                 958
                                                                                     ---------           ---------

              Income from operations                                                    10,834               6,494
              Other (income) expense
                Interest expense                                                        12,582              12,697
                Other, net                                                                (108)               (471)
                                                                                     ---------           ---------

              Loss before benefit for income taxes                                      (1,640)             (5,732)
              Benefit for income taxes                                                    (727)             (1,555)
                                                                                     ---------           ---------

              Net loss                                                                    (913)             (4,177)
              Other comprehensive income
                Foreign currency translation adjustment (net of income
                    tax expense of $109)                                                   139                  --
                                                                                     ---------           ---------

              Comprehensive loss                                                     $    (774)          $  (4,177)
                                                                                     =========           =========



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                13 WEEKS              13 WEEKS
                                                                                 ENDED                 ENDED
                                                                             SEPTEMBER 25,         SEPTEMBER 26,
                                                                                  1999                  1998
                                                                           -------------------   ---------------
                                                                              (UNAUDITED)           (UNAUDITED)
                                                                                        (IN THOUSANDS)
             Operating activities
               Net loss                                                         $   (913)          $ (4,177)
               Depreciation and amortization                                      14,027             13,715
               Other                                                              (9,588)            (8,344)
                                                                                --------           --------

                   Net cash provided by operating activities                       3,526              1,194
                                                                                --------           --------

             Investing activities
               Purchases of property, plant and equipment                         (3,315)            (9,296)
               Proceeds from sale of property, plant and equipment                     6              3,634
                                                                                --------           --------

                   Net cash used in investing activities                          (3,309)            (5,662)
                                                                                --------           --------

             Financing activities
               Principal payments on long-term debt                                   --             (6,000)
               Net borrowings under revolving credit facility                      5,000             10,000
               Net repayments under receivable securitization
                   facility                                                       (1,000)                --
               Net borrowings (repayments) on line of credit                      (4,057)               133
               Payment for receivable from parent                                   (948)                --
                                                                                --------           --------

                   Net cash provided by (used in) financing activities            (1,005)             4,133
                                                                                --------           --------

             Effect of exchange rate changes on cash                                 248                 --
                                                                                --------           --------

             Decrease in cash and cash equivalents                                  (540)              (335)
             Cash and cash equivalents, beginning of period                        1,565                415
                                                                                --------           --------

             Cash and cash equivalents, end of period                           $  1,025           $     80
                                                                                ========           ========



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                       CUMULATIVE
                                                                                                         FOREIGN
                                                             ADDITIONAL                                  CURRENCY      TOTAL
                                             COMMON           PAID-IN    ACCUMULATED      RECEIVABLE    TRANSLATION    EQUITY
                                             STOCK            CAPITAL       DEFICIT      FROM PARENT    ADJUSTMENT   (DEFICIT)
                                           -----------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
    Balance as of June 26, 1999                $1,011         $6,687      $(16,023)       $  (949)         $495       $ (8,779)

      Net loss                                     --             --          (913)           ---            --           (913)

      Receivable from parent                       --             --            --           (948)           --           (948)

      Foreign currency translation
        adjustment                                 --             --            --             --           248            248

                                           -----------------------------------------------------------------------------------

    Balance as of September 25, 1999           $1,011         $6,687      $(16,936)       $(1,897)         $743       $(10,392)
                                           ===================================================================================




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1999



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 26, 1999 and June 27, 1998 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week period ended September 25, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INCOME TAXES

         Printpack's effective income tax benefit rate for the 13 weeks ended September 25, 1999 and September 26, 1998 was 44% and 27%, respectively. The increase in the effective tax rate was primarily due to the reversal of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

3.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:


                                                                       SEPTEMBER 25,      JUNE 26,
                                                                           1999             1999
                                                                           ----             ----
                                                                        UNAUDITED
                                                                               (IN THOUSANDS)
Raw materials                                                             $32,304          $30,264
Work-in-process                                                            10,217           10,360
Finished goods                                                             56,797           59,323
                                                                          -------          -------
                                                                           99,318           99,947
Reduction to state inventories at last-in, first-out cost (LIFO)           17,251           15,947
                                                                          -------          -------
                                                                          $82,067          $84,000
                                                                          =======          =======


4.  CONTINGENCIES

         Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


5.  DEBT

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At September 25, 1999 and June 26, 1999, the Company had $45 million and $46 million, respectively, of notes outstanding under the Facility, collateralized by approximately $77 million and $76 million, respectively, in trade receivables.

                                 PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 13 weeks ended September 25, 1999 is compared to the same time period in fiscal 1999. The discussion and analysis of Printpack's financial condition compares its condition at September 25, 1999 to June 26, 1999.

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


RESULTS OF OPERATIONS

     Thirteen weeks ended September 25, 1999 compared to September 26, 1998

         Net Sales. Net sales increased $13.5 million or 6.6% to $219.5 million in the first quarter of fiscal 2000 from $206.0 million in the first quarter of fiscal 1999, primarily due to higher sales volumes.

         Gross Margin. Cost of goods sold increased $8.8 million or 4.9% to $188.3 million in the first quarter of fiscal 2000 from $179.5 million in the first quarter of fiscal 1999. Cost of goods sold decreased to 85.8% of net sales in the first quarter of fiscal 2000 from 87.1% in the first quarter of fiscal 1999, primarily due to improving efficiency and a reduction of waste at certain facilities. Gross margin, consequently, increased $4.6 million or 17.4% to $31.1 million in the first quarter of fiscal 2000 from $26.5 million in the first quarter of fiscal 1999.

         Operating Expenses. Selling, administrative and research and development expenses increased $0.2 million or 1.0% to $19.3 million in the first quarter of fiscal 2000 from $19.1 million in the first quarter of fiscal 1999. Selling, administrative and research and development expenses as a percentage of net sales decreased to 8.8% in the first quarter of fiscal 2000 from 9.3% in the first quarter of fiscal 1999. As indicated by this decline in the percentage of operating expenses to net sales, the Company continued to benefit during the first quarter of fiscal 2000 from cost saving initiatives implemented during the second half of fiscal 1999.

         Operating Income. Income from operations increased $4.3 million or 66.2% to $10.8 million in the first quarter of fiscal 2000 compared to $6.5 million in the first quarter of fiscal 1999. The increase was due to higher gross margins partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.1 million or 0.8% to $12.6 million in the first quarter of fiscal 2000 from $12.7 million in the first quarter of fiscal 1999. The decrease in interest expense for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 is primarily due to reductions in debt, partially offset by increases in effective interest rates.

         Employees. At September 25, 1999, the Company had approximately 3,600 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.


LIQUIDITY AND CAPITAL RESOURCES

         The JR Flexible acquisition and associated financings consummated in the first quarter of fiscal 1997 changed the Company's financial condition by adding substantial indebtedness. The Company experienced net losses because of the JR Flexible acquisition and the integration of the operations. During the first quarter of fiscal 2000, the Company also advanced approximately $948,000 to its parent, Printpack Holdings, Inc. which advances have been reflected as an increase in shareholder deficit in the consolidated balance sheet of the Company. As a result of these advances and current period losses, shareholders' deficit increased from a deficit of $8.8 million as of June 26, 1999 to a deficit of $10.4 million as of September 25, 1999.

         Cash provided by operating activities totaled $3.5 million in the first quarter of fiscal 2000 compared to $1.2 million in the corresponding period of fiscal 1999. After adding back depreciation and amortization to the net loss, the Company's operations provided $13.1 million in cash in the first quarter of fiscal 2000 compared to $9.5 million in the corresponding period of fiscal 1999. The Company used $9.6 million in cash, primarily as a result of paying down accrued interest, in the first quarter of fiscal 2000, compared to $8.3 million used in the corresponding period of fiscal 1999. Depreciation and amortization for the first quarter of fiscal 2000 were $14.0 million compared to $13.7 million for the first quarter of fiscal 1999.

         Capital expenditures of $3.3 million in the first quarter of fiscal 2000 and $9.3 million in the corresponding period of fiscal 1999 continued to be principally for new property, plant and equipment. At the same time, proceeds from the disposition of property and equipment were $3.6 million in the first quarter of fiscal 1999 and were negligible in the first quarter of fiscal 2000. The decline in proceeds from the disposition of property and equipment was primarily the result of the sale in the first quarter of fiscal 1999 of the San Leandro, California facility acquired in the JR Flexible acquisition and subsequently closed.

         Financing activities in the first quarter of fiscal 2000 and 1999 were negligible. Total outstanding debt at September 25, 1999 of approximately $489.7 million included $179.4 million of floating rate and $310.3 million of fixed rate obligations. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Printpack Holdings, Inc.'s and Printpack Enterprises, Inc.'s European operations.

         The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of a term loan in the amount of $128.0 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At September 25, 1999 the Company had approximately $67.0 million available for borrowings under its credit agreements.

         The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $25.0 to $30.0 million for fiscal 2000. Approximately $15.0 million is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

         Based upon current levels of operations, continued improvements in the acquired JR Flexible operations and continued cost saving measures, the Company believes that cash flow from operations, sales of accounts receivable under its receivables securitization facility, borrowings under its other credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

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

         The program also includes:

         1. Efforts to ascertain that external customers, vendors and services are also Year 2000 ready;

         2.       The development of alternatives where necessary;

         3. Testing with key organizations in the financial services industry;

         4. Contingency planning in case the Company or any of its customers or suppliers are not Year 2000 ready on a timely basis.

         As of September 25, 1999, the Company's material Internal Systems are believed to be ready for the

Year 2000.

         As of the end of fiscal 1999 (June 26, 1999), all critical business IT systems were believed to be Year 2000 compliant. Critical business IT systems include those IT systems necessary to conduct business with the Company's customers and vendors as well as the Company's financial and human resources systems. With the exception of some miscellaneous hardware and PC workstations, as discussed in the following paragraph, conversion of the remaining non-critical business IT systems that were not Year 2000 compliant occurred during the first quarter of fiscal 2000 and the last of these was placed in production in October 1999 with no difficulty.

         The Company continues to monitor information from hardware and software vendors to determine that current versions of software are in use. Major components of computer hardware are compliant with the exception of some miscellaneous hardware. Replacements for the majority of the miscellaneous hardware have been acquired or ordered and the Company plans to have these items installed prior to December 31, 1999. In addition, there are several non-compliant personal computer workstations, and personnel responsible for these items have been provided with instructions necessary to upgrade or replace these workstations as necessary.

         Identification of non-IT systems and applications that must be modified or replaced was completed as of June 26, 1999. Non-IT systems are currently in the conversion and implementation phase. Each plant has been notified of its equipment that requires an upgrade. Approximately 50% of the non-compliant equipment is personal computer based, and remediation will be performed along with other personal computers. As of the end of the first quarter of fiscal 2000, approximately 4,000 items that potentially posed a problem had been identified and approximately 50 remained to be investigated and corrected if necessary. None of these items is considered material. To date, the Company has encountered no major problems of non-compliance in its manufacturing facilities.

         The Company also is currently in the process of developing a contingency plan related to both its Internal Systems and external relationships. Management considers contingency planning to be an ongoing project and will continue to assess and revise the Company's contingency plans up to and beyond December 31, 1999 as necessary. As of the end of fiscal 1999, contingency plans had been developed to address critical issues based on the customer order cycle and the Company's business processes. Corporate-wide contingency plans are now in standard format and are being stored for shared access. Specifically, contingency plans are in place for cash receipts and disbursements, payroll, electronic data interchange with customers, staffing of the IT department, communications, order management, various production processes, shipping, fire protection, heating and cooling, and security. The Company is forming a central team to act as a "Command Center" to review conditions and call for activation of corporate contingency plans should they become necessary. Additionally, the Company is formalizing its employee vacation plans, staffing plans and emergency contact lists for late 1999 and early 2000. The Company has also retained consultants and representatives of key software vendors to have them available during that time.

         The Company is currently using internal resources to address its Year 2000 issues. The majority of the Company's IT systems use packaged applications and have been updated through support agreements with the manufacturers of such software. The additional systems not supported by vendors have been modified internally or replaced in order to be Year 2000 compliant. Costs associated with the Year 2000 program are being expensed as incurred. Funding for the program is being provided through the Company's normal budget with no additional funding allocated to the Company's Information Systems department due to the Year 2000 issues. To date, the costs associated with the Company's Year 2000 program have not been material. Although the Company is unable at this time to estimate the future costs associated with its Year 2000 program, the Company does not believe that the amount to be spent will be material to the Company's results of operations, liquidity or capital resources. However, if the Company is required to hire and retain further computer programmers and other systems professionals to address its Year 2000 issues, or finds it necessary to replace certain of its other Internal Systems, it could experience increased overall costs at least through the year 2000 at rates above general inflation.

         The Company has identified its key suppliers of proprietary materials and services, equipment, utilities and transportation services, has contacted each of these suppliers regarding their plans for dealing with Year

2000 issues and has received responses from substantially all of them. The Company has followed-up with suppliers that responded "non-compliant" in any area to discuss their state of readiness for the Year 2000 and their plans for continued supply of materials and services to the Company. The Company has received written confirmation from all of these suppliers, all of which have indicated that they are Year 2000 compliant. Based on the information the Company has received to date, the Company does not foresee any significant non-compliance issues with its vendors.

         One area of supply for which the Company has no alternative is the supply of utilities. No utility supplier has notified the Company that such supplier is not Year 2000 compliant; however the Company is developing contingency plans in the event that it experiences short-term disruption of utility service at any of its facilities. The Company is installing a natural gas powered electric generator to provide uninterrupted power to the corporate computer center. This will enable continuous provision of computer systems. Plant operations, however, require too much power for the Company to provide its own backup generation capacity. Plants will utilize contingency plans to be used in the event of utility failures. These plans consist of identifying personnel who will be responsible for shutting down a particular facility in the event the facility experiences a disruption in utility service such as electricity or gas.

         The Company is working closely with its freight vendors to ensure that it can continue to deliver material to its customers during the Year 2000 critical period. The Company currently has contracts with all of these freight vendors and has obtained commitments from these vendors to meet the Company's requirements during the Year 2000 critical period. Additionally, the Company plans to make a Printpack truck available for each location to provide for emergency transportation for material supply and delivery.

         The Company is also inquiring of its major customers as to their preparations for the Year 2000 and any anticipated changes in their purchases from the Company related to this issue. Of the responses received to date, no issues have been identified by the Company related to anticipated changes in purchases by customers which would have a material adverse effect on the Company's financial condition, results of operations or cash flows. However, the Company's sales associates have been requested to work closely with customers to plan for any changes in demand.

         The Company has also contacted organizations in the financial services industry who provide services to the Company in order to assess whether the services provided by these organizations will be Year 2000 ready. The majority of the Company's exchange of data with the financial services industry is with one entity, which has provided the Company with a written representation that it is Year 2000 ready.

         Although the Company is not aware of any material operational or financial Year 2000 related issues, the Company cannot make any assurances that the costs of its Year 2000 program will not become material or that the Company's contingency plans will be adequate. Further, the Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000 related effect which may arise from the Company's customers and suppliers, including utilities. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business which would likely have material adverse effects on the Company's results of operations, financial condition and cash flows.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion should be read in conjunction with the Notes to Unaudited Financial

Statements contained herein, as well as the Notes to Financial Statements contained in the Company's Form 10-K for the fiscal year ended June 26, 1999.

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

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $128,000,000 (at September 25, 1999) secured term loan to banks payable in quarterly installments of $2,442,000 each through the second quarter of fiscal 2004 and a final payment of $84,040,000 during the third quarter of fiscal 2004 (final installment due March
2004), with an interest rate tied to LIBOR and payable quarterly; (ii) a $60,000,000 secured revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at September 25, 1999, $5,000,000 was outstanding under this facility); (iii) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $1,439,000 outstanding at September 25, 1999); and (iv) $45,000,000 (at
September 25, 1999) outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $2,600,000 at September 25, 1999. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At September 25, 1999, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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

         Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at September 25, 1999. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  27 Financial Data Schedule (Filed Electronically) (For SEC use only)

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRINTPACK, INC.

Dated: November 8, 1999           By:    /s/ R. Michael Hembree
                                       ----------------------------------------
                                       R. Michael Hembree
                                       Vice President-Finance
                                       (Principal Financial Officer and a duly
                                        authorized officer)

                                  EXHIBIT INDEX





EXHIBIT NO.                         DESCRIPTION


   27                      Financial Data Schedule (Filed Electronically) (For
                           SEC use only)