Form 10-Q
period 1999-12-25
PRINTPACK INC
filed 2000-02-08
CIK 202930

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

                For the quarterly period ended December 25, 1999

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

       Total number of shares of outstanding stock (net of shares held in treasury) as of February 4, 2000:

             Common stock, no par value....................4,218,560


================================================================================

                                 PRINTPACK, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Item 1.           Financial Statements

         Balance Sheets at
                           December 25, 1999 and June 26, 1999

         Statements of Operations and Comprehensive Income for
                           the 26 weeks ended December 25, 1999 and December 26, 1998

         Statements of Operations and Comprehensive Income for
                           the 13 weeks ended December 25, 1999 and December 26, 1998

         Statements of Cash Flows for the 26 weeks ended
                           December 25, 1999 and December 26, 1998

         Statement of Changes in Shareholders' Equity (Deficit)
                           for the 26 weeks ended December 25, 1999

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

         Signatures

         Exhibit 27        Financial Data Schedule

PART 1. FINANCIAL INFORMATION

                    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; slowed growth in end user markets and pricing pressures; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports, including, but not limited to, the "Risk Factors" set forth in the Company's Form 10K for the fiscal year ended June 26, 1999.

         The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. FINANCIAL STATEMENTS

                                 PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                                         DECEMBER 25,       JUNE 26,
                                                                                             1999             1999
                                                                                        ------------        --------
                                                                                         (UNAUDITED)
                                                                                                 (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                               $     187         $   1,565
  Trade accounts receivable, less allowance for doubtful accounts of $809 and $886           76,230            77,491
  Inventories                                                                                86,019            84,000
  Prepaid expenses and other current assets                                                  13,277            18,199
  Deferred income taxes                                                                       1,134               284

                                                                                          ---------         ---------
     Total current assets                                                                   176,847           181,539

Property, plant and equipment, net                                                          320,546           335,455
Goodwill, less accumulated amortization of $23,475 and $21,559                               44,594            46,510
Other assets                                                                                 23,668            25,234
Deferred income taxes                                                                         2,317             2,625

                                                                                          ---------         ---------
                                                                                          $ 567,972         $ 591,363
                                                                                          =========         =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
  Accounts payable and accrued expenses                                                   $  76,417         $  75,984
  Accrued salaries, wages, benefits and bonuses                                              13,879            14,503
  Current maturities of long-term debt                                                        9,769             9,769
  Short-term borrowings under line of credit                                                    397             5,496

                                                                                          ---------         ---------
     Total current liabilities                                                              100,462           105,752

Long-term debt                                                                              245,347           264,231
Subordinated long-term debt                                                                 210,305           210,305
Other long-term liabilities                                                                  20,646            19,854

                                                                                          ---------         ---------
     Total liabilities                                                                      576,760           600,142
                                                                                          ---------         ---------

Shareholders' deficit
  Common stock, no par value, 15,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                           1,011             1,011
  Additional paid-in capital                                                                  6,687             6,687
  Accumulated deficit                                                                       (14,841)          (16,023)
  Receivable from parent                                                                     (1,897)             (949)
  Accumulated other comprehensive income                                                        252               495

                                                                                          ---------         ---------
     Total shareholders' deficit                                                             (8,788)           (8,779)
                                                                                          ---------         ---------

Commitments and contingencies                                                                    --                --
                                                                                          ---------         ---------
                                                                                          $ 567,972         $ 591,363
                                                                                          =========         =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                      26 WEEKS          26 WEEKS
                                                                       ENDED             ENDED
                                                                    DECEMBER 25,      DECEMBER 26,
                                                                        1999              1998
                                                                    ------------      ------------
                                                                    (UNAUDITED)        (UNAUDITED)
                                                                            (IN THOUSANDS)
Net sales                                                            $ 445,366         $ 404,568
Cost of goods sold                                                     375,922           350,561
                                                                     ---------         ---------

Gross margin                                                            69,444            54,007
Selling, administrative and research and development expenses           41,350            37,747
Amortization of goodwill                                                 1,916             1,911
                                                                     ---------         ---------

Income from operations                                                  26,178            14,349
Other (income) expense
  Interest expense                                                      25,133            25,163
  Other, net                                                                78               (22)
                                                                     ---------         ---------

Income (loss) before benefit for income taxes                              967           (10,792)
Benefit for income taxes                                                  (215)           (2,825)
                                                                     ---------         ---------

Net income (loss)                                                        1,182            (7,967)
Other comprehensive income
  Foreign currency translation adjustment (net of income
      tax benefit of $95)                                                 (148)               --
                                                                     ---------         ---------

Comprehensive income (loss)                                          $   1,034         $  (7,967)
                                                                     =========         =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                       13 WEEKS         13 WEEKS
                                                                        ENDED             ENDED
                                                                     DECEMBER 25,      DECEMBER 26,
                                                                         1999             1998
                                                                     ------------      ------------
                                                                     (UNAUDITED)        (UNAUDITED)
                                                                             (IN THOUSANDS)

Net sales                                                              $225,898          $ 198,520
Cost of goods sold                                                      187,586            171,054
                                                                       --------          ---------

Gross margin                                                             38,312             27,466
Selling, administrative and research and development expenses            22,010             18,657
Amortization of goodwill                                                    958                953
                                                                       --------          ---------

Income from operations                                                   15,344              7,856
Other expense
  Interest expense                                                       12,551             12,466
  Other, net                                                                186                449
                                                                       --------          ---------

Income (loss) before provision (benefit) for income taxes                 2,607             (5,059)
Provision (benefit) for income taxes                                        512             (1,270)
                                                                       --------          ---------

Net income (loss)                                                         2,095             (3,789)
Other comprehensive income
  Foreign currency translation adjustment (net of income
      tax benefit of $191)                                                  300                 --
                                                                       --------          ---------

Comprehensive income (loss)                                            $  2,395          ($  3,789)
                                                                       ========          =========



    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       26 WEEKS            26 WEEKS
                                                                        ENDED                ENDED
                                                                     DECEMBER 25,        DECEMBER 26,
                                                                         1999                1998
                                                                    ------------        -----------
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                             (IN THOUSANDS)

Operating activities
  Net income (loss)                                                    $  1,182           $ (7,967)
  Depreciation and amortization                                          28,085             27,628
  Other                                                                   5,034             (6,717)
                                                                       --------           --------

      Net cash provided by operating activities                          34,301             12,944
                                                                       --------           --------

Investing activities
  Purchases of property, plant and equipment                            (10,881)           (17,313)
  Proceeds from sale of property, plant and equipment                       376              3,937
                                                                       --------           --------

      Net cash used in investing activities                             (10,505)           (13,376)
                                                                       --------           --------

Financing activities
  Principal payments on long-term debt                                   (4,884)           (12,000)
  Net borrowings under revolving credit facility                             --              5,000
  Net borrowings (repayments) under receivable securitization
      facility                                                          (14,000)             5,000
  Net borrowings (repayments) on line of credit                          (5,099)             3,006
  Payment for receivable from parent                                       (948)                --
                                                                       --------           --------

      Net cash provided by (used in) financing activities               (24,931)             1,006
                                                                       --------           --------

Effect of exchange rate changes on cash and cash equivalents               (243)                --
                                                                       --------           --------

Increase (decrease) in cash and cash equivalents                         (1,378)               574
Cash and cash equivalents, beginning of period                            1,565                415
                                                                       --------           --------

Cash and cash equivalents, end of period                               $    187           $    989
                                                                       ========           ========




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                     CUMULATIVE
                                                                                                      FOREIGN
                                                        ADDITIONAL                                    CURRENCY        TOTAL
                                              COMMON     PAID-IN      ACCUMULATED     RECEIVABLE     TRANSLATION     EQUITY
                                               STOCK      CAPITAL       DEFICIT       FROM PARENT    ADJUSTMENT     (DEFICIT)
                                             --------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

 Balance as of June 26, 1999                  $1,011      $6,687       $(16,023)       $  (949)          $495        $(8,779)

   Net income                                   ----        ----          1,182           ----           ----          1,182

   Receivable from parent                       ----        ----           ----           (948)          ----           (948)

   Foreign currency translation adjustment      ----        ----           ----           ----           (243)          (243)

                                             --------------------------------------------------------------------------------

 Balance as of December 25, 1999              $1,011      $6,687       $(14,841)       $(1,897)          $252        $(8,788)
                                             ================================================================================




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                DECEMBER 25, 1999



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 26, 1999 and June 27, 1998 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week and 26 week periods ended December 25, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INCOME TAXES

         Printpack's effective income tax rate for the 26 weeks ended December 25, 1999 and December 26, 1998, excluding the effects of adjustments to valuation allowances described below, was 5.1% and 28.8%, respectively. The difference in the effective tax rates is primarily due to the increase of federal taxable loss carryforwards.

         The Company also has a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions. These deferred tax assets are reviewed periodically to assess the likelihood that they will be realized by the Company. The corresponding valuation allowance is adjusted based on this assessment.


3.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                                 DECEMBER 25,        JUNE 26,
                                                                                     1999              1999
                                                                                 ------------        --------
                                                                                   UNAUDITED
                                                                                          (IN THOUSANDS)
         Raw materials ..................................................          $ 32,110          $30,264
         Work-in-process ................................................            10,982           10,360
         Finished goods .................................................            60,284           59,323
                                                                                   --------          -------
                                                                                    103,376           99,947
         Reduction to state inventories at last-in, first-out cost (LIFO)            17,357           15,947
                                                                                   --------          -------
                                                                                   $ 86,019          $84,000
                                                                                   ========          =======

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

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


5.  DEBT

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At December 25, 1999 and June 26, 1999, the Company had $32 million and $46 million, respectively, of notes outstanding under the Facility, collateralized by approximately $69 million and $76 million, respectively, in trade receivables.

                                 PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 26 weeks and for the 13 weeks ended December 25, 1999 is compared to the same time period in fiscal 1999. The discussion and analysis of Printpack's financial condition compares its condition at December 25, 1999 to June 26, 1999.

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


RESULTS OF OPERATIONS

Twenty-six weeks ended December 25, 1999 compared to December 26, 1998

         Net Sales. Net sales increased $40.8 million or 10.1% to $445.4 million in the fiscal 2000 period from $404.6 million in the fiscal 1999 period, primarily due to higher sales volumes.

         Gross Margin. Cost of goods sold increased $25.3 million or 7.2% to $375.9 million in the fiscal 2000 period from $350.6 million in the fiscal 1999 period. Cost of goods sold decreased to 84.4% of net sales in the fiscal 2000 period from 86.7% in the fiscal 1999 period, primarily due to the higher sales volumes noted above and a reduction of waste at certain facilities. Gross margin, consequently, increased $15.4 million or 28.5% to $69.4 million in the fiscal 2000 period from $54.0 million in the fiscal 1999 period.

         Operating Expenses. Selling, administrative and research and development expenses increased $3.7 million or 9.8% to $41.4 million in the fiscal 2000 period from $37.7 million in the fiscal 1999 period. Selling, administrative and research and development expenses as a percentage of net sales was 9.3% in both the fiscal 2000 and fiscal 1999 periods.

         Operating Income. Income from operations increased $11.9 million or 83.2% to $26.2 million in the fiscal 2000 period compared to $14.3 million in the fiscal 1999 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.1 million or 0.4% to $25.1 million in the fiscal 2000 period from $25.2 million in the fiscal 1999 period primarily due to decreased borrowings resulting from scheduled debt amortization payments, partially offset by higher interest rates.

         Employees. At December 25, 1999, the Company had approximately 3,800 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

   Thirteen weeks ended December 25, 1999 compared to December 26, 1998

         Net Sales. Net sales increased $27.4 million or 13.8% to $225.9 million in the second quarter of fiscal 2000 from $198.5 million in the second quarter of fiscal 1999, primarily due to higher sales volumes.

         Gross Margin. Cost of goods sold increased $16.5 million or 9.6% to $187.6 million in the second quarter of fiscal 2000 from $171.1 million in the second quarter of fiscal 1999. Cost of goods sold decreased to 83.0% of net sales in the second quarter of fiscal 2000 from 86.2% in the second quarter of fiscal 1999, primarily due to the higher sales volumes noted above and a reduction of waste at certain facilities. Gross margin, consequently, increased $10.8 million or 39.3% to $38.3 million in the second quarter of fiscal 2000 from $27.5 million in the second quarter of fiscal 1999.

         Operating Expenses. Selling, administrative and research and development expenses increased $3.3 million or 17.6% to $22.0 million in the second quarter of fiscal 2000 from $18.7 million in the second quarter of fiscal 1999. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.7% in the second quarter of fiscal 2000 from 9.4% in the second quarter of fiscal 1999, primarily due to additional personnel and related costs.

         Operating Income. Income from operations increased $7.4 million or 93.7% to $15.3 million in the second quarter of fiscal 2000 compared to $7.9 million in the second quarter of fiscal 1999. The increase was due to higher gross margins partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense increased $0.1 million or 0.8% to $12.6 million in the second quarter of fiscal 2000 from $12.5 million in the second quarter of fiscal 1999. The increase in interest expense for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 is primarily due to higher interest rates, partially offset by reductions in outstanding debt.



LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $34.3 million in the first 26 weeks of fiscal 2000 compared to $12.9 million in the corresponding period of fiscal 1999. After adding back depreciation and amortization to net income for the fiscal 2000 period and to the net loss for the fiscal 1999 period, the Company's operations provided $29.3 million in cash in the first 26 weeks of fiscal 2000 compared to $19.7 million in the corresponding period of fiscal 1999. An additional $5.0 million in the first 26 weeks of fiscal 2000, primarily from reductions in prepaid expenses and other current assets, was provided compared to $6.7 million used, primarily from increases in inventory, in the corresponding period of fiscal 1999. Depreciation and amortization for the first 26 weeks of fiscal 2000 were $28.1 million compared to $27.6 million for the corresponding period of fiscal 1999.

         Capital expenditures of $10.9 million in the first 26 weeks of fiscal 2000 and $17.3 million in the corresponding period of fiscal 1999 continued to be principally for new property, plant and equipment. At the same time, proceeds from the disposition of property and equipment were $3.9 million in the first 26 weeks of fiscal 1999 and were negligible in the first 26 weeks of fiscal 2000. The decline in proceeds from the disposition of property and equipment was primarily the result of the sale in the first quarter of fiscal 1999 of the San Leandro, California facility, which was acquired in the JR Flexible acquisition and subsequently closed.

         Financing activities in the first 26 weeks of fiscal 1999 were negligible. Cash used in financing activities in the first 26 weeks of fiscal 2000 was $24.9 million. The increase in cash used in financing activities is primarily a result of the increase in cash used to pay down debt due to increases in cash flows from operations. The Company also advanced approximately $948,000 to its parent, Printpack Holdings, Inc. during the first 26 weeks of fiscal 2000. Total outstanding debt at December 25, 1999 of approximately $465.8 million included $155.5 million of floating rate and $310.3 million of fixed rate obligations. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Printpack Holdings, Inc.'s and Printpack Enterprises, Inc.'s European operations.

         The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of a term loan in the amount of $123.1 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At December 25, 1999 the Company had approximately $86.0 million available for borrowings under its credit agreements.

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

    Based upon continued improvements in operations and continued cost saving measures, the Company believes that cash flow from operations, sales of accounts receivable under its receivables securitization facility, borrowings under its other credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

YEAR 2000

    Over the past few years, the Company has paid close attention to Year 2000 related issues and developed and implemented a program which allowed it to successfully transition to the Year 2000. Internally, the Company depends upon its information technology ("IT") and non-IT systems (collectively the "Internal Systems") to conduct and manage the Company's business. The Company depends on its IT systems for administrative functions such as accounting, e-mail and telephone systems as well as in the day to day management of business functions such as production scheduling and order handling. Non-IT systems would include computer systems used to run manufacturing equipment, as well as technology embedded in the manufacturing equipment itself. The Company's operations also depend upon the operations and financial performance of certain third parties. Other than utilities, the third parties on which the Company relies most heavily are its suppliers of raw materials, equipment and services and its customers ("External Relationships").

         The Company recognized the significance of the Year 2000 problem and executed a program to achieve Year 2000 readiness. The Company's Year 2000 program is supported by a Year 2000 Oversight Committee. The Oversight Committee was established to lead the readiness efforts for the Company and manage the overall progress of the project and is comprised of management and executive level employees representing all departments and disciplines of the Company.

         The Year 2000 program's purpose is to identify, evaluate and resolve potential Year 2000 issues related to the Company's Internal Systems and External Relationships. The program included the following key phases:

         1. Identification of systems and applications needed to be modified;
         2. Evaluation of alternatives (modification, replacement or discontinuance); and
         3. System conversion and implementation which included timely milestones and appropriate testing to ensure that the systems and applications were ready for the Year 2000.

         The program also included:

         1. Efforts to ascertain that external customer, vendors and services were also Year 2000 ready;
         2.       The development of alternatives where necessary;
         3. Testing with key organizations in the financial services industry; and
         4. Contingency planning in case the Company or any of its customers or suppliers were not Year 2000 ready on a timely basis.

         As of December 31, 1999, the Company had completed all phases of its Year 2000 Program and its material Internal Systems were ready for the Year 2000. As of this date of this Report, the Company has not experienced any material Year 2000 issues with respect to its Internal Systems or its External Relationships. As of December 31, 1999, the Company had its contingency plans in place in connection with both its Internal Systems and External Relationships. Contingency plans were developed to address critical issues based on the customer order cycle and the Company's business processes. Corporate-wide contingency plans were in standard format and were stored for shared access. Specifically, the Company had contingency plans in place for cash receipts and disbursements, payroll, electronic data interchange with customers, staffing of the IT department, communications, order management, various production processes, shipping, fire protection, heating and cooling, and security. The Company had also formed a central team to act as a "Command Center" to review conditions and call for activation of corporate contingency plans should they have become necessary. Additionally, the Company formalized its employee vacation plans, staffing plans and emergency contact lists for late 1999 and early 2000. The Company also retained consultants and representatives of key software vendors to have them available during that time. The Company was not required to implement any of its contingency plans in connection with the date rollover to the Year 2000.

The Company continued to use internal resources to address its Year 2000 issues throughout the second quarter of the fiscal 2000. The majority of the Company's IT systems use packaged applications, which have been updated through support agreements with the manufacturers of such software. The additional systems not supported by vendors were modified internally or replaced in order to be year 2000 compliant. Costs associated with the Year 2000 program have been expensed as incurred. Funding for the program has been provided through the Company's normal budget with no additional funding allocated to the Company's Information Systems department due to the Year 2000 issues. To date, the costs associated with the Company's Year 2000 program have not been material. Although the Company plans to continue to monitor its Internal Systems and External Relationships in connection with the upcoming leap year date, February 29, 2000 (the "Leap Year Date"), as part of its Year 2000 program, it is not expected that the overall costs associated with the Company's Year 2000 program will become material.

         The Company does not foresee any significant compliance issues with its Internal Systems or its External Relationships with respect to the upcoming Leap Year Date. Although the Company is not aware of any material operational or financial related issues, the Company cannot make an assurances that the costs of its Year 2000 program will not become material or that the Company's contingency plans will be adequate in connection with the Leap Year Date. Further, the Company is currently unable to anticipate accurately the magnitude, if any, of the effect which may arise from the Company's External Relationships, including utilities, in connection with the Leap Year Date. If any such risks (either with respect to the Company or its External Relationships) materialize, the Company could experience material adverse consequences to its business which would likely have material adverse effects on the Company's results of operations, financial condition and cash flows.

The Company designates the information contained herein regarding the Company's Year 2000 program as "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act. The estimates and conclusions related to the Company's Year 2000 program include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific systems, equipment or facilities, and the ability of suppliers and vendors and other third parties to bring their systems into Year 2000 compliance.




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

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $123,116,000 (at December 25, 1999) secured term loan to banks payable in quarterly installments of $2,442,000 each through the second quarter of fiscal 2004 and a final payment of $84,040,000 during the third quarter of fiscal 2004 (final installment due March
2004), with an interest rate tied to LIBOR and payable quarterly; (ii) a $60,000,000 secured revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at December 25, 1999, no amounts were outstanding under this facility); (iii) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $397,000 outstanding at December 25, 1999); and (iv) $32,000,000 (at December 25, 1999) outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $2,480,000 at December 25, 1999. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At December 25, 1999, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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

         Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at December 25, 1999. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

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


                                     PRINTPACK, INC.

Dated: February 4, 2000                 By: /s/ R. Michael Hembree
                                            -----------------------------------
                                        R. Michael Hembree
                                        Vice President-Finance
                                        (Principal Financial Officer and a duly
                                         authorized officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
  27              Financial Data Schedule (Filed Electronically)(for SEC use only)

