Form 10-Q
period 2000-03-25
PRINTPACK INC
filed 2000-05-08
CIK 202930

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

                  For the quarterly period ended March 25, 2000

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

          Total number of shares of outstanding stock (net of shares held in treasury) as of May 3, 2000:

             Common stock, no par value....................4,218,560

================================================================================

                                 PRINTPACK, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION

                  "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                  Item 1.  Financial Statements

                  Balance Sheets at
                           March 25, 2000 and June 26, 1999

                  Statements of Operations and Comprehensive Income for the 39
                           weeks ended March 25, 2000 and March 27, 1999

                  Statements of Operations and Comprehensive Income for the 13
                           weeks ended March 25, 2000 and March 27, 1999

                  Statements of Cash Flows for the 39 weeks ended March 25, 2000 and March 27, 1999

                  Statement of Changes in Shareholders' Equity (Deficit) for the
                           39 weeks ended March 25, 2000

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

ITEM 1. FINANCIAL STATEMENTS

                                 PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                                        MARCH 25,        JUNE 26,
                                                                                           2000           1999
                                                                                        ---------       ---------
                                                                                       (UNAUDITED)
                                                                                              (IN THOUSANDS)


                                                  ASSETS


Current assets
  Cash and cash equivalents                                                             $   1,191       $   1,565
  Trade accounts receivable, less allowance for doubtful accounts of $636 and $886         72,424          77,491
  Inventories                                                                              85,926          84,000
  Prepaid expenses and other current assets                                                11,308          18,199
  Deferred income taxes                                                                       748             284

                                                                                        ---------       ---------
     Total current assets                                                                 171,597         181,539

Property, plant and equipment, net                                                        311,967         335,455
Goodwill, less accumulated amortization of $24,428 and $21,559                             43,641          46,510
Other assets                                                                               25,275          25,234
Deferred income taxes                                                                       2,041           2,625

                                                                                        ---------       ---------
                                                                                        $ 554,521       $ 591,363
                                                                                        =========       =========


                                  LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
  Accounts payable and accrued expenses                                                 $  59,971       $  75,984
  Accrued salaries, wages, benefits and bonuses                                            17,330          14,503
  Current maturities of long-term debt                                                      9,769           9,769
  Short-term borrowings under line of credit                                                1,862           5,496

                                                                                        ---------       ---------
     Total current liabilities                                                             88,932         105,752

Long-term debt                                                                            242,904         264,231
Subordinated long-term debt                                                               210,305         210,305
Other long-term liabilities                                                                21,807          19,854

                                                                                        ---------       ---------
     Total liabilities                                                                    563,948         600,142
                                                                                        ---------       ---------

Shareholders' deficit
  Common stock, no par value, 15,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                         1,011           1,011
  Additional paid-in capital                                                                6,687           6,687
  Accumulated deficit                                                                     (16,300)        (16,023)
  Receivable from parent                                                                   (1,897)           (949)
  Accumulated other comprehensive income                                                    1,072             495

                                                                                        ---------       ---------
     Total shareholders' deficit                                                           (9,427)         (8,779)
                                                                                        ---------       ---------

Commitments and contingencies                                                                  --              --
                                                                                        ---------       ---------
                                                                                        $ 554,521       $ 591,363
                                                                                        =========       =========


    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                    39 WEEKS       39 WEEKS
                                                                     ENDED           ENDED
                                                                    MARCH 25,      MARCH 27,
                                                                     2000            1999
                                                                   ---------       ---------
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                        (IN THOUSANDS)

Net sales                                                          $ 666,529       $ 617,206
Cost of goods sold                                                   564,120         530,463
                                                                   ---------       ---------

Gross margin                                                         102,409          86,743
Selling, administrative and research and development expenses         62,445          55,298
Amortization of goodwill                                               2,869           2,869
Asset impairment                                                         656              --
                                                                   ---------       ---------

Income from operations                                                36,439          28,576
Other (income) expense
  Interest expense                                                    37,547          37,635
  Other, net                                                            (342)           (206)
                                                                   ---------       ---------

Loss before benefit for income taxes                                    (766)         (8,853)
Benefit for income taxes                                                (489)         (2,066)
                                                                   ---------       ---------

Net loss                                                                (277)         (6,787)
Other comprehensive income
  Foreign currency translation adjustment (net of income
      tax expense of $225 and $158)                                      352             247
                                                                   ---------       ---------

Comprehensive income (loss)                                        $      75       ($  6,540)
                                                                   =========       =========





    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                   13 WEEKS        13 WEEKS
                                                                     ENDED           ENDED
                                                                   MARCH 25,       MARCH 27,
                                                                     2000            1999
                                                                   ---------       ---------
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                         (IN THOUSANDS)

Net sales                                                          $ 221,163       $ 212,639
Cost of goods sold                                                   188,198         179,902
                                                                   ---------       ---------

Gross margin                                                          32,965          32,737
Selling, administrative and research and development expenses         21,095          17,551
Amortization of goodwill                                                 958             958
Asset impairment                                                         656              --
                                                                   ---------       ---------

Income from operations                                                10,256          14,228
Other (income) expense
  Interest expense                                                    12,414          12,472
  Other, net                                                            (425)           (183)
                                                                   ---------       ---------

Income (loss) before provision (benefit) for income taxes             (1,733)          1,939
Provision (benefit) for income taxes                                    (274)            759
                                                                   ---------       ---------

Net income (loss)                                                     (1,459)          1,180
Other comprehensive income
  Foreign currency translation adjustment (net of income
      tax expense of $320 and $158)                                      500             247
                                                                   ---------       ---------

Comprehensive income (loss)                                        $    (959)      $   1,427
                                                                   =========       =========





    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   39 WEEKS       39 WEEKS
                                                                     ENDED          ENDED
                                                                   MARCH 25,      MARCH 27,
                                                                     2000           1999
                                                                   --------       --------
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                        (IN THOUSANDS)

Operating activities
  Net loss                                                         $   (277)      $ (6,787)
  Depreciation and amortization                                      42,074         41,431
  Other                                                              (1,806)       (29,932)
                                                                   --------       --------

      Net cash provided by operating activities                      39,991          4,712
                                                                   --------       --------

Investing activities
  Purchases of property, plant and equipment                        (15,409)       (25,198)
  Proceeds from sale of property, plant and equipment                   376          4,026
                                                                   --------       --------

      Net cash used in investing activities                         (15,033)       (21,172)
                                                                   --------       --------

Financing activities
  Principal payments on long-term debt                               (7,327)       (18,000)
  Net borrowings under revolving credit facility                         --         25,000
  Net borrowings (repayments) under receivable securitization
      facility                                                      (14,000)         8,000
  Net borrowings (repayments) on line of credit                      (3,634)         1,830
  Payment for receivable from parent                                   (948)            --
                                                                   --------       --------

      Net cash provided by (used in) financing activities           (25,909)        16,830
                                                                   --------       --------

Effect of exchange rate changes on cash and cash equivalents            577            405
                                                                   --------       --------

Increase (decrease) in cash and cash equivalents                       (374)           775
Cash and cash equivalents, beginning of period                        1,565            415
                                                                   --------       --------

Cash and cash equivalents, end of period                           $  1,191       $  1,190
                                                                   ========       ========




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                  CUMULATIVE
                                                                                                    FOREIGN
                                                          ADDITIONAL                               CURRENCY     TOTAL
                                               COMMON      PAID-IN    ACCUMULATED   RECEIVABLE    TRANSLATION   EQUITY
                                                STOCK      CAPITAL      DEFICIT     FROM PARENT    ADJUSTMENT  (DEFICIT)
                                               -------------------------------------------------------------------------
                                                                             (IN THOUSANDS)

Balance as of June 26, 1999                    $1,011      $6,687      $(16,023)      $  (949)      $  495      $(8,779)

  Net loss                                         --          --          (277)           --           --         (277)

  Receivable from parent                           --          --            --          (948)          --         (948)

  Foreign currency translation adjustment          --          --            --            --          577          577

                                               ------------------------------------------------------------------------

Balance as of March 25, 2000                   $1,011      $6,687      $(16,300)      $(1,897)      $1,072      $(9,427)
                                               ========================================================================




    The accompanying notes are an integral part of the financial statements.

                                 PRINTPACK, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 25, 2000



1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 26, 1999 and June 27, 1998 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week and 39 week periods ended March 25, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INCOME TAXES

         Printpack's effective income tax rate for the 39 weeks ended March 25, 2000 and March 27, 1999 was 64% and 23%, respectively. The difference in the effective tax rates is primarily due to the reversal of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

         As described above, the Company has a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions. These deferred tax assets are reviewed periodically to assess the likelihood that they will be realized by the Company. The corresponding valuation allowance is adjusted based on this assessment.


3.  INVENTORIES

         Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method.

         Inventories are summarized as follows:

                                                                               MARCH 25,    JUNE 26,
                                                                                 2000         1999
                                                                                 ----         ----
                                                                              UNAUDITED
                                                                                   (IN THOUSANDS)
Raw materials ...........................................................      $32,779      $ 30,264
Work-in-process .........................................................        9,459        10,360
Finished goods ..........................................................       62,033        59,323
                                                                              --------      --------
                                                                               104,271        99,947
Reduction to state inventories at last-in, first-out cost (LIFO) ........       18,345        15,947
                                                                              --------      --------
                                                                              $ 85,926      $ 84,000
                                                                              ========      ========

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

                                 PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


5.  DEBT

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At March 25, 2000 and June 26, 1999, the Company had $32 million and $46 million, respectively, of notes outstanding under the Facility, collateralized by approximately $64 million and $76 million, respectively, in trade receivables.

                                 PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the results of operations of Printpack for the 39 weeks and for the 13 weeks ended March 25, 2000 is compared to the same time periods in fiscal 1999. The discussion and analysis of Printpack's financial condition compares its condition at March 25, 2000 to June 26, 1999.

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


RESULTS OF OPERATIONS

Thirty-nine weeks ended March 25, 2000 compared to March 27, 1999

         Net Sales. Net sales increased $49.3 million or 8.0% to $666.5 million in the fiscal 2000 period from $617.2 million in the fiscal 1999 period, primarily due to higher sales volumes.

         Gross Margin. Cost of goods sold increased $33.6 million or 6.3% to $564.1 million in the fiscal 2000 period from $530.5 million in the fiscal 1999 period. Cost of goods sold decreased to 84.6% of net sales in the fiscal 2000 period from 86.0% in the fiscal 1999 period, primarily due to the higher sales volumes noted above and a reduction of waste at certain facilities. Gross margin, consequently, increased $15.7 million or 18.1% to $102.4 million in the fiscal 2000 period from $86.7 million in the fiscal 1999 period.

         Operating Expenses. Selling, administrative and research and development expenses increased $7.1 million or 12.8% to $62.4 million in the fiscal 2000 period from $55.3 million in the fiscal 1999 period. Selling, administrative and research and development expenses as a percentage of net sales increased slightly to 9.4% in the fiscal 2000 period from 9.0% in the fiscal 1999 period. The increase is primarily due to increases in personnel costs related to the Company's Incentive Compensation Plan. The Company also recorded an impairment charge to write-down the carrying value of certain fixed assets.

         Operating Income. Income from operations increased $7.8 million or 27.3% to $36.4 million in the fiscal 2000 period compared to $28.6 million in the fiscal 1999 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.1 million or 0.3% to $37.5 million in the fiscal 2000 period from $37.6 million in the fiscal 1999 period primarily due to decreased borrowings resulting from scheduled debt amortization payments, partially offset by higher interest rates.

Employees. At March 25, 2000, the Company had approximately 3,800 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

Thirteen weeks ended March 25, 2000 compared to March 27, 1999

         Net Sales. Net sales increased $8.6 million or 4.0% to $221.2 million in the third quarter of fiscal 2000 from $212.6 million in the third quarter of fiscal 1999, primarily due to price changes to customers.

         Gross Margin. Cost of goods sold increased $8.3 million or 4.6% to $188.2 million in the third quarter of fiscal 2000 from $179.9 million in the third quarter of fiscal 1999. Cost of goods sold as a percentage of net sales increased slightly to 85.1% of net sales in the third quarter of fiscal 2000 from 84.6% in the third quarter of fiscal 1999, of which 0.3% of this increase is the result of expenses recorded in conjunction with the Company's use of the LIFO method for valuing inventories. Gross margin also increased slightly ($0.3 million or 0.9%) to $33.0 million in the third quarter of fiscal 2000 from $32.7 million in the third quarter of fiscal 1999.

         Operating Expenses. Selling, administrative and research and development expenses increased $3.5 million or 19.9% to $21.1 million in the third quarter of fiscal 2000 from $17.6 million in the third quarter of fiscal 1999. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.5% in the third quarter of fiscal 2000 from 8.3% in the third quarter of fiscal 1999, primarily due to increases in personnel costs related to the Company's Incentive Compensation Plan. The Company also recorded an impairment charge to write-down the carrying value of certain fixed assets.


         Operating Income. Income from operations decreased $3.9 million or 27.5% to $10.3 million in the third quarter of fiscal 2000 compared to $14.2 million in the third quarter of fiscal 1999. The decrease was primarily due to higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.1 million or 0.8% to $12.4 million in the third quarter of fiscal 2000 from $12.5 million in the third quarter of fiscal 1999. The decrease in interest expense for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 is primarily due to reductions in outstanding debt, partially offset by higher interest rates.



LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $40.0 million in the first 39 weeks of fiscal 2000 compared to $4.7 million in the corresponding period of fiscal 1999. After adding back depreciation and amortization to the net loss, the Company's operations provided $41.8 million in cash in the first 39 weeks of fiscal 2000 compared to $34.6 million in the corresponding period of fiscal 1999. An additional $1.8 million was used in the first 39 weeks of fiscal 2000 as compared to $29.9 million used, primarily for working capital increases, in the corresponding period of fiscal 1999. Depreciation and amortization for the first 39 weeks of fiscal 2000 were $42.1 million compared to $41.4 million for the corresponding period of fiscal 1999.

         Capital expenditures of $15.4 million in the first 39 weeks of fiscal 2000 and $25.2 million in the corresponding period of fiscal 1999 continued to be principally for new property, plant and equipment. At the same time, proceeds from the disposition of property and equipment were $4.0 million in the first 39 weeks of fiscal 1999 and were negligible in the first 39 weeks of fiscal 2000. The decline in proceeds from the disposition of property and equipment was primarily the result of the sale in the first quarter of fiscal 1999 of the San Leandro, California facility, which was acquired in connection with the Company's acquisition of the Flexible Packaging Group of James River Corporation of Virginia and subsequently closed.

         Cash used in financing activities in the first 39 weeks of fiscal 2000 was $25.9 million as compared to cash provided by financing activities of $16.8 million in the corresponding period of fiscal 1999. The cash used in financing activities during the fiscal 2000 period is primarily a result of reducing debt from increases in cash flows from operations. The Company also advanced approximately $948,000 to its parent, Printpack

Holdings, Inc. during the first 39 weeks of fiscal 2000. Cash provided by financing activities during the first 39 weeks of fiscal 1999 was used primarily for working capital increases. Total outstanding debt at March 25, 2000 of approximately $464.8 million included $154.5 million of floating rate and $310.3 million of fixed rate obligations. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Printpack Holdings, Inc.'s and Printpack Enterprises, Inc.'s European operations.

         The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of a term loan in the amount of $120.7 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At March 25, 2000 the Company had approximately $84.5 million available for borrowings under its credit agreements.

         The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $35.0 to $40.0 million for fiscal 2000. Approximately $15.0 million is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

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

         The Company completed all phases of its Year 2000 Program and its material Internal Systems were ready for the Year 2000. As of the date of this Report, the Company has not experienced any material Year 2000 issues with respect to its Internal Systems or its External Relationships.

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

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $120,673,000 (at March 25, 2000) secured term loan to banks payable in quarterly installments of $2,442,000 each through the second quarter of fiscal 2004 and a final payment of $84,040,000 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable quarterly; (ii) a $60,000,000 secured revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at March 25, 2000, no amounts were outstanding under this facility); (iii) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $1,862,000 outstanding at March 25, 2000); and (iv) $32,000,000 (at March 25, 2000)
outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $1,930,000 at March 25, 2000. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR and the Federal Funds rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At March 25, 2000, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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

         Pursuant to a note arrangement which became effective in fiscal 1996, the Company has extended certain working capital loans to Orflex Ltd., a joint venture formed during fiscal 1995 between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at March 25, 2000. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

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


                                     PRINTPACK, INC.

Dated: May 3, 2000                   By:        /s/ R. Michael Hembree
                                     ------------------------------------------
                                     R. Michael Hembree
                                     Vice President-Finance
                                     (Principal Financial Officer and a duly
                                     authorized officer)

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
27

                                  DESCRIPTION
                                  -----------
                                  Financial Data Schedule (Filed Electronically)