Form 10-K405
period 2000-06-24
PRINTPACK INC
filed 2000-09-20
CIK 202930

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)
              For the fiscal year ended June 24, 2000

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to __________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by affiliates of the registrant at June 24, 2000.

     The number of shares of the registrant's Common Stock outstanding at September 15, 2000 was 4,218,560.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Printpack, Inc., a Georgia corporation ("Printpack" or the "Company") is one of the largest domestic manufacturers and converters of flexible packaging products with revenues of $906.5 million for the fiscal year ended June 24, 2000. The Company supplies packaging products to leading food and consumer products companies that make salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue and towels. The Company has long standing relationships with nationally recognized, brand name food and consumer products companies such as Frito-Lay, Georgia Pacific, Kellogg, Keebler, General Mills, Hershey, Mars, Nabisco, Nestle, and Quaker Oats. Based on industry data and the Company's estimates, management believes that the Company has leading market shares in several end use categories of flexible packaging including salted snack foods, cookies/crackers and confectionery products.

     Founded in 1956, the Company is a private company headquartered in Atlanta, Georgia and is owned and managed by the founding family, together with several long-term members of management. The Company currently operates 17 primary manufacturing facilities in 12 states, Mexico and the United Kingdom. The Company's products include a wide variety of high value-added flexible packaging products, including: (i) laminates made of various layers of plastic film, aluminum foil, metallized films and paper with specialized coatings; (ii) cast and blown monolayer films; and (iii) co-extruded films.

INDUSTRY

     Flexible packaging products are thin, pliable bags, pouches, labels or wraps for food and other consumer goods and related containers, which are generally produced from single web substrates or multi-web laminates of various types of plastic, paper, film and foil. Flexible packaging products are manufactured to provide a broad range of protection for packaged goods while also providing packaging that is cost-effective, space-saving, lightweight, tamper evident, convenient and disposable. Over the last several years, end users of flexible packaging have increasingly sought better and cheaper packaging alternatives to meet changing demographics and customer needs. Many recent new food categories require more sophisticated packaging structures to improve freshness, shelf life and resealability. Packaging must have specific barrier characteristics against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, packaging and changes in packaging graphics, often for short-term promotions, increasingly are used to attract customers and differentiate products at the point of sale. Major end users in the food and other consumer product industries are generally reducing the number of suppliers which places an emphasis on cultivating strong customer relationships.

     Management believes that the growth of the flexible packaging industry has been and will continue to be driven by the following:

     - the shift from rigid containers (paperboard, glass and plastic) to lower cost and lighter weight flexible packaging;

     - changing demographic trends that have increased the demand for more convenient forms of packaging, such as single servings and packaging that extends product shelf life;

     - the growth in several major end use market segments;

     - new food categories that require more complex packaging barriers;

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

  Technological Innovation

     Throughout the development of the flexible packaging industry from simple surface printed cellophane wrappers to high quality, multi-layer, printed, laminated and co-extruded plastic packaging, Printpack has been focused exclusively on flexible packaging and has anticipated end user demands through continuing product and process innovation. New and more complex product structures demand manufacturing processes that can produce high quality packaging that can be changed to meet end user marketing programs, yet are cost-effective. Printpack's manufacturing and technical resources give it significant advantages in this area. The Company also works with equipment manufacturers to design and build specific new processing capabilities.

     In maintaining its position in technology, Printpack has invested in new techniques such as laser engraving, photo polymer and other pre-press processes, and innovative and improved processes for coating, laminating and metallizing. These new techniques have significantly reduced the length of the product change cycle as well as the amount of waste produced.

  High Value-Added Products

     Printpack believes that demand and innovation in the flexible packaging industry are driven primarily by the larger packaged foods and consumer products companies. Such users continually seek higher quality, lighter weight packaging with more complex barrier properties and distinctive graphics. Flexible packaging must be compatible with such customers' packaging machinery and production lines, and also must maintain product integrity during shipment, extend a product's freshness and shelf life and improve resealability consistent with each packaged product's needs. To accomplish these objectives, flexible packaging must have specific barrier characteristics to protect against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, marketing and promotional displays increasingly require high quality, multicolor printing and packaging. The Company's flexographic and rotogravure processes allow it to produce high definition graphics with photographic quality images on flexible substrates. From Printpack's laser-etched printing plates and cylinders that produce high quality products to a process that makes it economically attractive to add holographic images to customers' packages, the Company is able to accommodate its customers' desires for advanced graphics capabilities. The Company has sought to utilize its technological, manufacturing and cost advantages to achieve strong positions in high value-added packaging product structures. Printpack is also one of the few flexible packaging manufacturers that produce high value-added metallized films in-house, thereby capturing time and cost advantages.

CUSTOMERS AND MARKETS

     Printpack provides its customers with a variety of flexible packaging materials with a primary focus on packaging products for salted snack foods, cookies/crackers, confectionery, cereal, beverages, diapers, tissue/towel, copy paper, rice, meats and bakery end users. Frito-Lay, the largest U.S. salted snack food company, is Printpack's largest customer and accounted for approximately 14% of the Company's fiscal 2000 annual revenues. Frito-Lay is the Company's only customer that accounted for more than 10% of Printpack's fiscal 2000 revenues. Printpack has historically enjoyed close relationships with its customers, cultivated over many years by emphasizing value-added services in packaging design and engineering, consistency of service, reliability, and competitive costs. There can be no assurance, however, that the Company will be able to maintain such relationships, and the loss of one or more major customers, or a material reduction in the sales to such customers would have a material adverse effect on the Company's results of operations, EBITDA and cash flow and on its ability to service its indebtedness. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The Company's operating performance is dependent upon a limited number of customers."

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

EMPLOYEES

     At June 24, 2000, the Company had approximately 3,800 employees. Approximately 1,100 of these employees at six of the Company's facilities were covered by ten collective bargaining agreements. The Company considers relations with its employees to be generally good. During fiscal 2000, the Company completed the negotiation of collective bargaining agreements with the unions representing the St. Louis, Missouri and New Castle, Delaware plants.

PATENTS AND TRADEMARKS

     Printpack has a number of trademarks registered in the U.S. and several foreign countries, including the Company's principal mark, Printpack. Printpack also has a number of patents and pending patent applications in the U.S. and in several other countries. The Company has transferred all its intellectual property to

Printpack Illinois, Inc. ("Printpack Illinois"), a subsidiary of the Company Printpack Illinois has licensed such properties to the Company and its affiliates. Although Printpack's management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Printpack trademark, would not have a material adverse effect on the Company's operations.

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

COMPETITION

     The flexible packaging industry includes several hundred competitors. Based on management estimates, the Company believes that it is one of the largest of these manufacturers in the flexible packaging industry. Other sales leaders in this industry include American National Can (a division of Pechiney), American Packaging, Bemis, Bryce, Cryovac (a division of Sealed Air Corporation), Huntsman Packaging, Lawson Mardon Packaging (a division of Alusuisse Lonza Group) and Alcoa Packaging and Consumer Products (a division of Alcoa), many of which are well capitalized and maintain a strong market presence in the various markets in which Printpack competes. Various of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company, and therefore may have certain competitive advantages vis-a-vis Printpack. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The Company may be unable to repay its indebtedness if it does not successfully compete within its industry."

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

     The past and present operations of the Company, including its ownership and operation of real properties, are subject to extensive and changing federal, state and local laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. Printpack management believes that the Company generally is in material compliance with applicable environmental laws and regulations.

     The Company cannot assure, however, that it will not in the future incur any additional liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites), and/or the off-site disposal of hazardous substances. The Company has been designated by the U.S. Environmental Protection Agency ("EPA") and/or other responsible state agencies as a potentially responsible party ("PRP") at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company's liability has been agreed upon. The Company is participating with other PRPs at all such sites and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

     The Company, like all flexible packaging manufacturers that use plastic, is subject, in certain jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. The Company does not believe that the legislation promulgated to date and currently pending initiatives will have a material adverse effect on its business. There can be no assurance that any future legislation or regulatory efforts will not have a material adverse effect on the Company or its financial condition, results of operations or cash flows.

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

ITEM 2.  PROPERTIES

     Printpack operates in a number of locations in the U.S., one location in Mexico and one location in the United Kingdom. At the end of fiscal 2000, the Company's primary locations, all of which are in modern condition and are owned by the Company, except for leased plants located in Orange, Texas and Williamsburg, Virginia, were as follows: Atlanta, Georgia; Elgin, Illinois; Fredericksburg, Virginia; Grand Prairie, Texas; Hendersonville, North Carolina; Prescott Valley, Arizona; Rhinelander, Wisconsin; Villa Rica, Georgia; Greensburg, Indiana; Jackson, Tennessee; New Castle, Delaware; Orange, Texas; Shreveport, Louisiana; St. Louis, Missouri; Williamsburg, Virginia; Queretaro, Mexico and Bury, England. The Elgin, Illinois plant is owned and operated by a subsidiary, Printpack Illinois, for the benefit of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the 2000 fiscal year ended June 24, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the common stock of the Company, all of the shares of which were held of record by three holders as of September 15, 2000. The Company has not sold any securities in the last three fiscal years.

     The Company is currently restricted from paying dividends by the Indenture, dated August 22, 1996, between the Company and State Street Bank as Trustee relating to the 9 7/8% Senior Notes due August 2004, the Indenture, dated August 22, 1996, between the Company and State Street Bank as Trustee relating to the 10 5/8% Senior Subordinated Notes due August 2006 and the Amended and Restated Credit Agreement, dated as of May 21, 1999 and amended as of December 15, 1999, by and among the Company, the lenders thereto and First National Bank of Chicago, as Contractual Representative. The Company paid no dividends during the fiscal years ended June 24, 2000 and June 26, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data of Printpack set forth below has been derived from the Company's audited financial statements as of and for the fiscal years ended June 24, 2000, June 26, 1999, June 27, 1998, June 28, 1997, and June 29, 1996. The following selected financial data should be read in conjunction with the Company's Financial Statements and related notes thereto included elsewhere in this Report and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below.

                                                           FISCAL YEAR ENDED JUNE(1)
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales...................................  $906,539   $845,587   $831,689   $782,443   $442,931
Income from operations......................    51,249     46,695     44,959     30,833     27,020
Income (loss) before extraordinary item.....     1,086     (2,376)    (9,491)   (14,561)    13,236
Extraordinary item -- loss on early
  extinguishment of debt....................        --         --         --     (1,631)        --
Net income (loss)...........................     1,086     (2,376)    (9,491)   (16,192)    13,236
BALANCE SHEET DATA:
Total assets................................   552,877    591,363    608,436    650,510    231,269
Short-term debt.............................     4,410      5,496      3,445      3,831      5,504
Long-term debt..............................   442,394    484,305    498,305    538,384    151,634
Shareholders' equity (deficit)..............   (10,633)    (8,779)    (5,949)     3,542     13,460
OTHER FINANCIAL DATA:
Dividends paid to parent....................        --         --         --         --     32,081
Ratio of earnings to fixed charges(2).......       1.0x       0.9x       0.8x       0.6x       2.2x

---------------

(1) The Company's fiscal year ends on the last Saturday of June.
(2) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, "earnings" include operating income (loss) before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized and the portion of rental expense that is representative of the interest factor in these rentals. In fiscal 1999, 1998 and 1997, earnings were insufficient to cover fixed charges by approximately $3,341,000, $11,251,000 and $17,860,000, respectively.

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

RESULTS OF OPERATIONS

  General

     Printpack, Inc. (the "Company") is one of the largest domestic manufacturers and converters of flexible packaging products with revenues of $906.5 million for the fiscal year ended June 24, 2000. The Company supplies packaging products to leading food and consumer products companies that make salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue and towels. The Company has longstanding relationships with nationally recognized, brand name food and consumer products companies such as Frito-Lay, Georgia Pacific, Kellogg, Keebler, General Mills, Hershey, Mars, Nabisco, Nestle, and Quaker Oats.

     Founded in 1956, the Company is a private company headquartered in Atlanta, Georgia and is owned and managed by the founding family, together with several long-term members of management. The Company currently operates 17 primary manufacturing facilities in 12 states, Mexico and the United Kingdom. The Company's products include a wide variety of high value-added flexible packaging products including: (i) laminates made of various layers of plastic film, aluminum foil, metallized films, and paper with specialized coatings; (ii) cast and blown monolayer films; and (iii) co-extruded films.

     As a result of the additional assets obtained in a significant acquisition that occurred in fiscal 1997, the Company recorded expenses that are in excess of its historical levels, as well as reserves for cost reduction measures and other adjustments to its balance sheet. In addition, the results of operations of the Company in fiscal 2000, 1999 and 1998, as compared with historical results, were significantly affected by the substantial increase in the Company's outstanding indebtedness in connection with the financing of the acquisition, including interest charges on the Company's indebtedness. The Company's credit agreements include various affirmative, negative and financial covenants with which it must comply, including but not limited to, the maintenance of certain financial ratios, and limitations on the incurrence of additional indebtedness and the payment of dividends.

     Over the last several years, a number of the Company's larger customers have consolidated their purchasing of flexible packaging materials with a smaller number of suppliers. More recently, certain of the Company's customers have sought to reduce their packaging costs by seeking price reductions from their suppliers. The Company's customers regularly seek competitive bids for flexible packaging materials and in some cases the Company has reduced its prices to respond to competitive price pressure. In order to counteract the impact of this pricing pressure on operating margins, the Company has sought to reduce its costs through productivity improvements and other internal cost control initiatives. The Company expects that it will continue to experience competitive pricing pressure and intends to continue to focus on productivity improvements in order to protect operating margins.

  Fiscal Year 2000 Compared to Fiscal Year 1999

     Net Sales

     Net sales increased $60.9 million (7.2%) to $906.5 million in fiscal 2000 from $845.6 million in fiscal 1999, primarily due to higher sales volumes. The Company was also able to pass along increases in the prices of certain raw material costs that also contributed to the increase in net sales.

     Gross Margin

     Gross margin in fiscal 2000 increased $17.3 million (14.1%) to $139.9 million from $122.6 million in fiscal 1999. Gross margin as a percentage of net sales in fiscal 2000 increased to 15.4% compared to 14.5% in fiscal 1999. The increase in gross margin percentage is primarily attributable to higher sales volume and lower waste in fiscal 2000 as compared to fiscal 1999 and cost reduction initiatives. In addition, the Company recorded expense of $4.8 million in fiscal 2000 and income of $0.3 million in fiscal 1999 related to the Company's use of the LIFO inventory valuation method. Excluding the impact of these items, gross margin would have been approximately $4.8 million higher in fiscal 2000 and $0.3 million lower in fiscal 1999.

     Operating Expenses

     Operating expenses in fiscal 2000 increased $12.8 million (16.9%) to $88.7 million from $75.9 million in fiscal 1999. Operating expenses as a percentage of net sales increased to 9.8% in fiscal 2000 from 9.0% in fiscal 1999. The increase in operating expense dollars is primarily attributable to increases in salaries, bonuses and the value of performance shares under the Incentive Compensation Plan in fiscal 2000 as compared to fiscal 1999.

     Operating Income

     Income from operations in fiscal 2000 increased $4.5 million (9.6%) from $46.7 million in fiscal 1999 to $51.2 million in fiscal 2000, primarily as a result of the increase in net sales and other changes described above.

     Other Expense

     Interest expense in fiscal 2000 decreased by $0.2 million (0.1%) to $49.7 million in fiscal 2000 from $49.9 million in fiscal 1999. The decrease in interest expense for fiscal 2000 as compared to fiscal 1999 is primarily due to reductions in outstanding debt, partially offset by higher interest rates.

     As a result of the foregoing, income before provision for income taxes totaled $1.5 million in fiscal 2000 as compared to loss before benefit for income taxes of $3.8 million in fiscal 1999. Income tax expense for fiscal 2000 totaled $0.4 million (29% of income before provision for income taxes) as compared to a net benefit of $1.4 million in fiscal 1999 (37% of loss before benefit for income taxes). The decline in the effective tax rate from fiscal 1999 to fiscal 2000 is primarily the result of the reversal in fiscal 2000 of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in foreign jurisdictions established in prior years.

     Net income for fiscal 2000 was $1.1 million as compared to a loss of $2.4 million in fiscal 1999. The increase in income is primarily a result of the increase in net sales and other changes described above.

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

     Operating Expenses

     Operating expenses in fiscal 1999 decreased $0.4 million (0.5%) to $75.9 million from $76.3 million in fiscal 1998. The change in operating expenses as a percentage of sales from 1998 to 1999 was negligible. The decrease in operating expense dollars is primarily attributable to a reduction in the amortization of goodwill in fiscal 1999 as compared to fiscal 1998. This reduction in amortization expense is due to the reduction of goodwill that occurred in the fourth quarter of fiscal 1998 as a result of a $12 million payment received in settlement of claims made by the Company in connection with a significant acquisition that occurred in fiscal 1997.

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

RESEARCH AND DEVELOPMENT

     The Company expenses its research and development costs as incurred. Such expenditures were $10.3 million, $10.2 million and $9.0 million in fiscal 2000, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $0.7 million to $0.9 million at June 24, 2000 as compared to $1.6 million at June 26, 1999. The decline was due to the decrease in cash at the Company's Mexican subsidiary which was higher than normal at the end of fiscal 1999 in anticipation of payment for certain capital expenditures in the first quarter of fiscal 2000. Cash flows from operations were $73.7 million in fiscal 2000, $29.0 million (64.9%) higher than in fiscal 1999. This increase reflected a number of items, primarily decreases in working capital and increased profitability.

     In fiscal 2000, cash flows used in investing activities increased 4.1% to $30.6 million. Capital expenditures of $20.9 million in fiscal 2000 and $33.9 million in fiscal 1999 continued to be principally for new property, plant and equipment. The decrease in capital expenditures was primarily due to the Company's planned efforts to reduce long-term debt. In addition, the Company spent $10.1 million during fiscal 2000 to purchase the net assets of the Bury, England facility of an affiliated entity. At the same time, proceeds from the disposition of property and equipment decreased from $4.4 million in fiscal 1999 to $0.4 million in fiscal 2000 primarily as a result of the disposal in fiscal 1999 of the San Leandro, California and Dayton, Ohio facilities.

     Cash used in financing activities in fiscal 2000 was $43.9 million compared to $14.1 million in fiscal 1999. The increase in cash used in financing activities is primarily a result of planned efforts to reduce long-term debt as described above, partially offset by amounts borrowed to finance the purchase of the net assets of the Bury, England facility described above. The Company also paid approximately $1.2 million in fiscal 1999 to amend and restate its credit agreement. During fiscal 2000 and 1999, the Company advanced $948,000 and $949,000, respectively, to Printpack Holdings, Inc. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Printpack Holdings, Inc.'s and Printpack Enterprises, Inc.'s European operations.

     The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling approximately $89 million, a $60 million revolving credit facility, a $10 million line of credit and a $50 million receivables securitization facility. On June 24, 2000, Printpack had approximately $71.0 million available under its credit facilities.

     The Company's current ratio declined from 1.72 in fiscal 1999 to 1.61 in fiscal 2000. The lower ratio in fiscal 2000 was primarily a result of decreases in accounts receivable ($5.1 million) and prepaid and other current assets ($4.5 million).

     The Company believes that its primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $45.0 to $50.0 million. Approximately $15.0 million per year is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

     Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit agreement, sales of accounts receivable under its receivables securitization facility and other sources of liquidity will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are generally collected in approximately 30 days. Printpack has historically experienced minimal chargeoffs (less than $1 million per year or less than 0.1% of sales), reflective of the high quality of the Company's customer base.

YEAR 2000

     The Company suffered no significant impacts from the changing of the calendar year to the Year 2000, and the Company's operations were not interrupted. The Company has continued to conduct business with no noticeable difficulty since the beginning of the calendar year 2000. The Company also believes there are no significant continuing contingencies related to customers or vendors. Costs incurred by the Company related to this issue were not significant and all such costs have been expensed as incurred in the Company's consolidated statements of operations.

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

     In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management believes that this Statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

SAB No. 101 will be effective for Printpack's fiscal year ending June 30, 2001. Management believes that SAB No. 101 will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

     The Company has a significant amount of debt. As of June 24, 2000, the Company had approximately $446.8 million of indebtedness. The Company also had approximately $71.0 million of additional borrowing availability under its credit facilities. Stockholders' deficit at June 24, 2000 was approximately $10.6 million.

     For the fiscal years ended June 26, 1999 and June 27, 1998, earnings were insufficient to cover fixed charges by approximately $3,341,000 and $11,251,000, respectively.

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

     The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures for the Company's 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006 (together, the "Notes") do not fully prohibit the Company or its subsidiaries from doing so. As of June 24, 2000, the indentures for the Notes would permit additional borrowing of up to $71.0 million. If new debt is added to the Company's and its subsidiaries' current debt levels, the related risks could intensify.

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

     Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit facilities, sales of accounts receivable under its accounts receivable securitization facility and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated cost savings will be realized.

     Management cannot assure that the Company will generate sufficient cash flow from operations to enable it to repay its indebtedness or to fund its other liquidity needs. If the Company cannot generate sufficient cash flow from operations in the future, the Company may need to refinance all or a portion of its indebtedness on or before maturity. Management cannot assure that the Company will be able to refinance any of its indebtedness, including the credit facilities and the Notes, on commercially reasonable terms or at all.

THE COMPANY'S OPERATING PERFORMANCE IS DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     The Company is dependent upon a limited number of large customers with substantial purchasing power for a majority of its sales, many of which are reducing their number of suppliers. Frito-Lay accounted for approximately 14% of total sales in fiscal 2000. The end user market for flexible packaging has been consolidating with the larger end users gaining market share and realizing the highest growth rates. This has also resulted in increased cost pressures from these large end users. Other end users have exited the market. In addition, the Company's future business, financial condition and results of operations will depend to a significant extent upon the commercial success of its major customers and their continued willingness to purchase the Company's products. Any significant downturn in the business of the Company's major customers could cause them to reduce or discontinue their purchases from the Company. This could have a material adverse effect on the Company's business, financial condition and results of operations. As is customary in the industry, the Company annually establishes volume estimates with most of its customers, but generally has no long-term contracts with them, and substantially all such relationships can be terminated on short notice by such customers.

NET LOSSES -- THE COMPANY INCURRED NET LOSSES IN FISCAL YEARS 1999, 1998 AND 1997 AND THERE CAN BE NO ASSURANCE THAT SUCH NET LOSSES WILL NOT OCCUR IN THE FUTURE.

     The Company incurred net losses (before extraordinary items) of $2.4 million in fiscal 1999, $9.5 million in fiscal 1998 and $14.6 million in fiscal 1997. The Company believes that these net losses were the result of financing costs incurred in connection with a significant acquisition that occurred in fiscal 1997, slowed growth in end user markets and continuing price pressure from the Company's competitors and significant customers. Although the Company does not anticipate that these net losses will recur in the near future, there can be no assurance that these net losses will not return in the future or that the Company will be able to continue to profitably operate.

COMPETITION -- THE COMPANY MAY BE UNABLE TO REPAY ITS INDEBTEDNESS IF IT DOES NOT SUCCESSFULLY COMPETE WITHIN ITS INDUSTRY.

     The Company operates in a highly competitive industry and competes against a number of companies, including divisions of large companies, of which some have significantly greater financial, personnel, technological and marketing resources than the Company. The Company believes that its ability to compete depends on product performance, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. The Company competes on the basis of price, service, quality and innovation in product structures and graphics. The Company has experienced significant pricing pressure over the last thirty-six months as many of its competitors reduce prices in attempts to acquire market share. In addition to several hundred smaller competitors, the Company faces strong competition from various large flexible packaging companies, including American National Can (a division of Pechiney), American Packaging, Bemis, Bryce, Cryovac (a division of Sealed Air Corporation), Huntsman Packaging, Lawson Mardon Packaging (a division of Alusuisse Lonza Group) and Alcoa Packaging and Consumer Products (a division of Alcoa), of which some have significantly greater financial, personnel and technological and marketing resources than the Company. Although the Company has broad product lines and is continually developing its product structures, from time to time customers may determine to use alternative product structures not offered by the Company, with a corresponding reduction in existing and potential revenues from these customers.

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

EFFECTIVE SUBORDINATION -- SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS ARE PLEDGED TO SECURE THE CREDIT FACILITIES AND CERTAIN OF THE COMPANY'S OPERATIONS ARE CONDUCTED THROUGH SUBSIDIARIES.

     Substantially all of the Company's assets and the real and personal property the Company uses in its business operations secure the Company's obligations under its credit facilities. If the Company defaults on any payments required under any secured indebtedness, the secured lenders could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If the Company is unable to repay amounts due, the lenders could proceed against the collateral. If the lenders proceed against any of the collateral, the Company may not have sufficient assets remaining to pay its noteholders. Moreover, if the Company becomes bankrupt or similarly reorganizes, the Company will not be able to use its assets to pay the noteholders until the Company pays all of its secured indebtedness. Since a portion of the Company's operations are conducted through subsidiaries, the creditors of those subsidiaries will have prior claims to the assets of those subsidiaries. As a result, the Notes effectively rank junior to the liabilities of the Company's subsidiaries, including trade payables. As of June 24, 2000, the Company had approximately $132 million of secured debt under its credit facilities.

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

     The Company uses large quantities of various raw materials, including resins and films, in the manufacture of its products. The Company has historically been able to pass along increases in the costs of resins and other raw materials to its customers. However, large, abrupt increases in the price of raw materials could harm the Company's operating margins. Such adverse effects historically have been only temporary. There is no assurance that a significant increase in resin or other raw material prices, or a cancellation of one or more favorable resin supply contracts, would not have an adverse effect on the Company's business, results of operations and debt service capabilities.

POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES -- THE COMPANY MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF ENVIRONMENTAL LAWS, EVEN IF THE COMPANY DID NOT CAUSE ANY ENVIRONMENTAL PROBLEMS.

     Various federal, state and local environmental laws govern the use of the Company's facilities. Such laws govern: (1) discharges to air and water, (2) the handling and disposal of solid and hazardous substances and wastes and (3) the remediation of contamination associated with releases of hazardous substances at the Company's facilities and offsite disposal locations. Laws relating to workplace safety and worker health also govern the Company's operations. These laws establish formaldehyde, asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Management has taken, and will continue to take, steps to comply with these laws and requirements. Management believes, based upon currently available information, that complying with environmental and health and safety laws and requirements will not require material capital expenditures in the foreseeable future. However, management cannot assure that complying with the foregoing environmental or health and safety laws and requirements will not adversely affect the Company's business, financial condition and results of operations. Moreover, Management cannot assure that future laws, ordinances or regulations will not give rise to additional compliance or remediation costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is dependent upon the abilities and experience of its executive officers, key employees and workforce in general. Although the Company considers its relationship with its employees to be generally good, and labor contracts were recently renegotiated in a majority of the Company's covered facilities, a strike by employees at the Greensburg, Indiana facility began in the last week of June 1997 and lasted until September 12, 1997. During the quarter ended December 27, 1997, the Company entered into a new three-year collective bargaining agreement with the union representing the Greensburg employees. In addition, the Company completed the negotiations of collective bargaining agreements with the union representing the Rhinelander, Wisconsin plant during the quarter ended March 27, 1999 and the unions representing the New Castle, Delaware and St. Louis, Missouri plants during the quarter ended March 25, 2000. If the Company loses any of its executive officers or key employees and is unable to hire similarly skilled persons or if the Company's relationship with its workforce in general deteriorates, the Company's business, financial condition and results of operations may be adversely affected.

THE COMPANY MAY HAVE CONFLICTS OF INTEREST WITH ITS CONTROLLING EQUITY
HOLDER -- THE COMPANY IS CONTROLLED BY THE LOVE FAMILY, WHOSE INTERESTS MAY NOT BE ALIGNED WITH NOTEHOLDERS.

     Printpack Enterprises, Inc. owns approximately 100% of the Company, and Printpack Holdings, Inc. owns approximately 97% of Printpack Enterprises, Inc. The principal shareholders of Printpack Holdings, Inc. include several members of the family of J. Erskine Love, Jr., the Company's founder, and a limited partnership which is controlled by the Love family. As a result, the Love family has the power to elect all of the Company's directors and appoint new management. Consequently, the Love family has the ability to control the Company's policies and operations. Circumstances may occur in which the interests of the Love family could be in conflict with the interests of the holders of the Notes.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS -- THE COMPANY DOES BUSINESS IN MEXICO AND THE UNITED KINGDOM AND THERE ARE CERTAIN RISKS INHERENT IN DOING BUSINESS IN MEXICO AND ON AN INTERNATIONAL LEVEL IN GENERAL.

     The Company has plants in Queretaro, Mexico and Bury, England and may in the future expand into additional international markets. There are certain risks inherent in doing business on an international level in general. Such risks include:

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

     - seasonal reductions in business activity; and

     - potentially adverse tax consequences.

     Any of these factors could have an adverse effect on the Company's future international operations in Mexico and England and elsewhere if it chooses to expand and, consequently, on its business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion should be read in conjunction with the Notes to Financial Statements for the fiscal years ended June 24, 2000, June 26, 1999 and June 27, 1998, as well as the notes thereto.

INTEREST RATE RISK

     With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $83,231,000 (at June 24, 2000) secured senior notes to banks payable in quarterly installments of $2,442,000 each through the first quarter of fiscal 2003, $1,663,000 in the second quarter of fiscal 2003, $220,000 in the third quarter of fiscal 2003 and continuing through the second quarter of fiscal 2004 and a final payment of $58,710,000 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable quarterly; (ii) $5,858,000 (at June 24, 2000) secured notes to a bank payable in annual installments of $1,502,000 each beginning in fiscal 2002 and continuing through fiscal 2004 and a final payment of $1,352,000 during fiscal 2005 (final installment due July 2004), with an interest rate tied to the bank's Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at June 24, 2000, nothing was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $4,410,000 outstanding at June 24, 2000); and (v) $43,000,000 (at June 24, 2000)
outstanding under an accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $1,880,000 at June 24, 2000. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR, the Federal Funds rate and a bank's base rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

     At June 24, 2000, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Holdings payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

FOREIGN CURRENCY RISK

     The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

     The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company's policy not to enter into derivative transactions for speculative purposes. There were no material gains or losses recognized in fiscal years 2000 or 1999. The Company did not utilize foreign exchange derivative instruments in fiscal 1998.

INVESTMENT PORTFOLIO

     The Company does not use financial instruments for trading purposes. The Company invests its excess cash in short-term, highly liquid investments consisting primarily of overnight repurchase agreements. The market risk on such investments is minimal.

     Pursuant to a note arrangement, the Company has extended certain working capital loans to Orflex Ltd., a joint venture between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at June 24, 2000. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company's financial position, results of operations or cash flows would not be material.

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

                                                AGE
NAME                                   (AS OF JUNE 24, 2000)                 POSITION
----                                   ---------------------                 --------
Dennis M. Love.......................           44             President, Chief Executive Officer
                                                                 and Director(1)
James J. Greco.......................           57             Vice President and General Manager
James E. Love, III...................           43             Vice President, General Manager and
                                                                 Director(1)
Nicklas D. Stucky....................           54             Vice President, Human Resources
R. Michael Hembree...................           51             Vice President, Finance and
                                                                 Administration
Neil Williams........................           64             Director(2)
August Franchini, Jr.................           57             Vice President, Engineering
Terrence P. Harper...................           42             Vice President, Technology and
                                                                 Support
Dellmer B. Seitter, III..............           35             Treasurer and Assistant Secretary
Gay M. Love..........................           71             Director(1)
Hugh M. Chapman......................           67             Director(2)
Daniel K. Frierson...................           58             Director(3)
Roy Richards, Jr.....................           41             Director(3)
Timothy C. Tuff......................           53             Director(2)
C. Keith Love........................           39             Plant Manager, Hendersonville, N.C.
                                                                 Plant, and Director(1)
William J. Love......................           38             Director(1)
William E. Lewis.....................           56             Vice President and General Manager
John N. Stigler......................           52             Vice President and General Manager
Michael A. Fisher....................           53             Vice President and General Manager

---------------

(1) Dennis M. Love, James E. Love, III, William J. Love and C. Keith Love are all the children of Gay M. Love, who is the controlling shareholder of the Company.
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

     Dennis M. Love -- President, Chief Executive Officer and Director. Mr. Love became President and Chief Executive Officer of Printpack and a member of its Board of Directors in February 1987. Mr. Love has been involved with the Company since 1978, holding various positions in sales and marketing. Mr. Love also serves as a director of SunTrust Bank, Atlanta; SunTrust Banks of Georgia; Caraustar Industries, Inc. and AGL Resources, both of which have securities registered under the 1934 Act; and Cleveland Group.

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

Mr. Greco also served as a director of the Company from July 1996 until January 1998. Mr. Greco is also a director of Orflex, Ltd.

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

     Neil Williams -- Director. Mr. Williams has served as General Counsel and Global Partner for Amvescap PLC since September 1999. Prior to that time, Mr. Williams was a partner at the law firm of Alston & Bird LLP (Managing Partner from 1984 until 1996), counsel to the Company. Mr. Williams also serves as a director of National Data Corporation and National Service Industries, both of which have securities registered under the 1934 Act. Mr. Williams has served as member of the Company's Board of Directors since 1977 and also served as the Company's Secretary until September 1999.

     August Franchini, Jr. -- Vice President, Engineering. Mr. Franchini became Vice President, Engineering in June 1989. Prior to becoming Vice President, Engineering, Mr. Franchini served as the Company's Manager of Industrial Engineering, as well as Plant Manager of the Company's Grand Prairie, Texas plant.

     Terrence P. Harper -- Vice President, Corporate Technology and
Support. Mr. Harper assumed his present position in May 1999. Prior to that time, Mr. Harper served as a General Manager from 1997 to 1999. From 1995 to 1997, Mr. Harper was an Operations Planning Manager and held various other positions with the Company since joining it in 1989 in connection with the Company's acquisition of Daniels Packaging.

     Dellmer B. Seitter -- Treasurer and Assistant Secretary. In November 1998, Mr. Seitter became Treasurer and Assistant Secretary after previously serving as the Company's Assistant Treasurer and Tax Manager since 1996. Prior to joining the Company, Mr. Seitter was employed at Price Waterhouse LLP from 1991 to 1996, most recently as Tax Manager.

     Gay M. Love -- Director. Ms. Love is the widow of the Company's founder, and her primary occupation is Chairman of the Board of Printpack Enterprises, Inc. ("Enterprises"). She was elected a director of the Company in July 1996, but has been a director and Chairman of Enterprises since 1989.

     Hugh M. Chapman -- Director. Mr. Chapman retired from NationsBank South of Atlanta, Georgia, a division of NationsBank Corporation of Charlotte, North Carolina, on June 30, 1997. Previously, he served as Chairman of NationsBank South for more than 5 years. Mr. Chapman was first elected as a director of the Company during fiscal 1998. He also serves as a director of Scana Corporation, West Point-Stevens and The Williams Companies, each of which has securities registered under the 1934 Act.

     Daniel K. Frierson -- Director. Mr. Frierson has served as Chief Executive Officer of The Dixie Group, Inc., a textile manufacturing business, since 1979. Since 1987, Mr. Frierson has also served as Chairman of the Board of Directors of such company, which has securities registered under the 1934 Act. Mr. Frierson was first elected as a director of the Company during fiscal 1998. He also serves as a director of SunTrust Bank of Chattanooga, N.A. and Astec Industries, Inc. which has securities registered under the 1934 Act.

     Roy Richards, Jr. -- Director. Mr. Richards has served as Chairman of the Board of Directors and Chief Executive Officer of Southwire Company since October 1988. Southwire is a privately owned company and is the largest producer of electrical wire and cable in North America. Mr. Richards also serves as a director of National Service Industries, Inc. which has securities registered under the 1934 Act.

     Timothy C. Tuff -- Director. Mr. Tuff is Chairman of the Board, President and CEO of John H. Harland Company which has securities registered under the 1934 Act. John H. Harland Company offers a wide range of products and services to financial institutions, including checks, database marketing and loan automation software. Mr. Tuff has served in this position since December 1998. Prior to holding this position, Mr. Tuff served as President and CEO of Boral Industries, Inc., which produces building and construction materials, from September 1993.

     C. Keith Love -- Plant Manager, Hendersonville, N.C. Plant, and Director. Mr. Love has been a director since March 1987, and assumed his current position as Plant Manager in February 1996. He formerly served as a Shift Coordinator from September 1991 to February 1996 and as a Systems Coordinator from May 1987 to September 1991.

     William J. Love -- Director. Mr. Love has served as Director of Sales for Printpack Europe, an affiliated entity, since January 1999 and has been a director of Printpack since March 1987. Prior to holding his current position, Mr. Love was a Senior Accounts Manager for the Company from May 1994 through December 1998. From July 1992 to April 1994, he served as a Sales Representative for the Company and for the two years prior to becoming a Sales Representative, Mr. Love attended The Fuqua School of Business at Duke University, where he received his M.B.A. in 1992.

     William E. Lewis -- Vice President and General Manager. Mr. Lewis was appointed to this position in July 1996. Previously, he served as a General Manager from April 1991 to May 1996 and Director of Sales, Marketing and Technical Support from September 1993 to May 1996. Prior to joining Printpack in connection with the Company's acquisition of Daniels Packaging in 1989, Mr. Lewis served as Daniels' National Sales Manager.

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

ITEM 11.  EXECUTIVE COMPENSATION

  Executive Officer Compensation

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during fiscal years 2000, 1999, and 1998, for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer for the fiscal year ended June 24, 2000.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION      LONG TERM
                                                       -------------------    COMPENSATION        ALL OTHER
NAME AND PRINCIPAL POSITION(S)                          SALARY    BONUS(1)   LTIP PAYOUTS(2)   COMPENSATION(3)
------------------------------                         --------   --------   ---------------   ---------------
Mr. Dennis M. Love............................  2000   $408,938   $191,840      $     --           $6,680
  President and Chief Executive Officer         1999    377,680    122,441            --            5,097
                                                1998    317,950    165,736       202,372            4,794

Mr. Nicklas D. Stucky.........................  2000    159,990     59,888            --            6,088
  Vice President, Human Resources               1999    148,460     45,070            --            5,062
                                                1998    139,730     60,121            --            5,062

Mr. James E. Love, III........................  2000    227,251     87,967            --            5,200
  Vice President and General Manager            1999    207,645     47,400            --            4,092
                                                1998    142,740     61,141            --            3,892

Mr. James J. Greco............................  2000    240,840    124,583            --            6,348
  Vice President and General Manager            1999    205,895     81,628        70,280            5,000
                                                1998    199,955    117,391        60,693            5,155

Mr. R. Michael Hembree........................  2000    198,100     67,410            --            6,230
  Vice President, Finance and                   1999    172,280     50,465       105,261            4,998
  Administration                                1998    156,590     65,301         9,599            5,471

---------------

(1) Consists of cash bonuses paid under the Economic Value Added Plan portion of the Company's Incentive Compensation Plan (the "Incentive Plan"). Under the Incentive Plan, the Company establishes performance improvements over the prior year's results. These performance improvements are calculated and measured with respect to economic value added ("EVA") standards, and participants earn bonuses based on realization of EVA improvements. Annually, participants' bonuses are paid 75% in cash and 25% in performance shares.
(2) Consists of cash payments paid pursuant to the Company's Performance Share Plan as more fully described below.
(3) Consists of Company contributions to the officer's account under the Company's Savings and Profit Sharing Plan. The Company's Savings and Profit Sharing Plan is a defined contribution employee benefit plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Under this plan, the Company matches 100% of the first one percent of contributions and 50% of contributions between two and six percent, made by each qualified participant and may contribute other fixed amounts for the benefit of each qualified participant based upon a formula derived from years of service and base compensation.

              LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL YEAR 2000

                                                                                   PERFORMANCE OR
                                                              NUMBER OF SHARES,     OTHER PERIOD
                                                                  UNITS OR        UNTIL MATURATION
NAME                                                           OTHER RIGHTS(1)       OR PAYOUT
----                                                          -----------------   ----------------
Mr. Dennis M. Love..........................................       694.40            March 2005
Mr. Nicklas D. Stucky.......................................       216.78            March 2005
Mr. James E. Love, III......................................       318.41            March 2005
Mr. James J. Greco..........................................       450.95            March 2005
Mr. R. Michael Hembree......................................       244.00            March 2005

---------------

(1) Represents units of phantom stock (performance shares) granted in fiscal year 2000 pursuant to the Performance Share Plan portion of the Incentive Plan. Each year, 25% of the bonus, if any, is required to be invested in phantom stock (performance shares). The value of these shares is based on a formula which uses a multiple of EBITDA and debt to calculate an estimate of the market value of the Company. The value of the shares rises or falls as the overall calculated market value of the Company rises or falls. These performance shares are eligible for redemption after four years and may be exercised for cash at any time thereafter. There is no guarantee that the value of these performance shares will have appreciated at their redemption. No shares of Company stock are actually issued pursuant to the Performance Share Plan. Historically, bonuses including performance shares have been accrued during each fiscal year, but not awarded until the subsequent fiscal year.

  Director Compensation

     Members of the Board who are not employees of the Company received a quarterly retainer of $4,000 each and $2,500 each per meeting attended during the fiscal year ended June 24, 2000.

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

     The second tier of the plan (the "Performance Share Plan") is a phantom stock plan, which acts as a long-term incentive. Twenty-five percent of each participant's EVA Bonus, if any, is reserved by the Company and invested in phantom stock called "performance shares", the value of which rises or falls based on a formula which uses a multiple of EBITDA and debt to estimate the market value of the Company. There is no guarantee that these performance shares will have appreciated in value when they become payable. These performance shares are eligible for redemption after four years and may be exercised by a participant at any time thereafter. The maximum number of performance shares available under the Performance Share Plan is equivalent to 15% of the Company's outstanding common stock. The percent of the EVA Bonus that must be invested in performance shares may be reduced pro rata if the 15% limit would be exceeded because of the full investment. The Company may call outstanding performance shares from participants as it deems advisable if the 15% limit is reached so that new shares may be issued.

  Deferred Compensation Agreements

     The Company's founder agreed to pay Neil Williams or his beneficiary $40,000 per year in deferred compensation beginning at age 65. Mr. Williams, who has served as a director since 1977 and from 1977 until September 1999, served as the Company's Secretary, was the Company's only outside director who was not a salaried employee or a principal shareholder until fiscal 1998.

     The Company also maintains Family Security Agreements with certain of its key employees (the "Family Security Agreements"). These agreements provide that certain disability and death benefits will be paid to such employees or their family members. In the case of the employee's death, his or her spouse will receive annually for the rest of such spouse's life, 50% of the employee's total cash compensation, including bonuses, for the last full year of employment. In the event of the employee's disability while an employee of Printpack, Printpack shall pay the employee $40,000 annually for the employee's life. The agreements also provide certain other benefits to children of the employees who are under the age of 23. If the employee voluntarily terminates his employment (except upon retirement), engages in an activity which the Company's board of directors deems harmful to the Company or the employee ceases to provide advice to the Company when reasonably requested, all benefits under the Family Security Agreement will be forfeited. If Printpack terminates the employee's employment, there is a vesting schedule ranging from 50% at five years of employment to 100% at more than 10 years. All payments to be made under a Family Security Agreement are indexed to the All Urban Consumers' Cost of Living Index published by the U.S. Government. The Company currently has Family Security Agreements with Dennis M. Love, James E. Love, III, R. Michael Hembree, and Nicklas D. Stucky, all of whom are fully vested.

     The Company believes that it has substantially funded these benefits through insurance policies previously purchased.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company was reorganized effective June 29, 1996 to facilitate an acquisition and its financing. Previously, the Company was owned and operated together with Enterprises, a Georgia corporation that had elected to be taxed as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended. Printpack and Enterprises were affiliated by common ownership and management. Following the Company's 1996 fiscal year, Printpack and Enterprises were reorganized into a holding company structure (the "Reorganization"). Holdings, a new Delaware corporation, was formed, and Enterprises contributed substantially all its assets and liabilities to Printpack.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of June 24, 2000, the Company had approximately $10.4 million aggregate principal amount of subordinated notes outstanding from shareholders (the "Shareholder Notes"). These notes bear interest of 11% which is payable annually. All of the shareholders of Holdings who are also directors and officers of the Company are holders of the Shareholder Notes.

     As of June 24, 2000, the Company had loans outstanding to Dennis M. Love and Gay M. Love totaling approximately $65,000 and $119,000, respectively. These amounts are payable on demand and bear no interest. During fiscal 2000, the highest amount outstanding during the year from Gay M. Love was approximately $119,000 and from Dennis M. Love was approximately $65,000.

     During fiscal 2000 and 1999, the Company advanced approximately $948,000 and $949,000, respectively, to Holdings for the redemption of common stock held by retired, non-family shareholders. These advances have been reflected as an increase in shareholder deficit in the consolidated balance sheets of the Company. The Company advanced an additional $1,690,000 to Holdings in July 2000 for the same purpose. All amounts under these advances are still outstanding, are payable on demand and bear no interest.

     During fiscal 2000, 1999 and 1998, the Company sold equipment and inventory and had miscellaneous other charges to an affiliated entity owned by Holdings and Enterprises totaling approximately $200,000, $2,061,000 and $503,000, respectively. As of June 26, 1999, the Company had approximately $2,564,000 recorded as a receivable from the affiliate related to these sales.

     Pursuant to an employment agreement between the Company and its founder, J. Erskine Love, Jr. dated June 23, 1983, the Company agreed to make certain death benefit payments to Mr. Love's wife, Gay M. Love. These payments, which began at Mr. Love's death in 1987 and will continue for the rest of Ms. Love's life, equaled $482,897 in fiscal 2000 and are adjusted each year based upon the Consumer Price Index. See "Item 11 -- Incentive and Deferred Compensation" for a description of other deferred compensation arrangements with Mr. Williams.

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

     Mr. Williams is a former partner at the law firm of Alston & Bird LLP, counsel to the Company.

     During fiscal 2000, the Company established Printpack Enterprises, Ltd (Enterprises, Ltd.) as a wholly owned subsidiary in the United Kingdom. Enterprises, Ltd. entered into an agreement with an affiliated entity to purchase certain assets and assume certain liabilities of the affiliated entity's Bury, England plant, which also manufactures flexible packaging material primarily for food industries in the United Kingdom and Europe. The agreement was consummated on June 23, 2000 for a purchase price of approximately $10.1 million. This acquisition was financed through the issuance of a new term loan of $5.9 million and borrowings on the existing credit facilities of Printpack, Inc. The acquisition of the facility was accounted for as a purchase from an affiliated entity, and accordingly, the purchase was accounted for at book value of net assets acquired which approximates fair market value.

     The Company purchases for resale to its customers certain finished goods inventories from Orflex. During fiscal 2000, purchases from Orflex totaled approximately $763,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements of Printpack, Inc., incorporated by reference into Item 8, are attached hereto beginning on page F-1:

          Report of Independent Accountants

          Balance Sheets as of June 24, 2000 and June 26, 1999

          Statements of Operations and Comprehensive Income for the Three Years Ended June 24, 2000

          Statements of Cash Flows for the Three Years Ended June 24, 2000

          Statements of Changes in Shareholders' Equity (Deficit) for the Three Years Ended June 24, 2000

          Notes to Financial Statements

     2. Financial Statement Schedules. The following financial statement schedule of Printpack, Inc. is attached hereto:

     Schedule VIII -- Valuation and Qualifying Accounts

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT   CHARGED TO                 BALANCE
                                                 BEGINNING    COSTS AND                  AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
                  -----------                    ----------   ----------   ----------   ---------
                                                                  (IN THOUSANDS)
Year ended June 27, 1998
  Allowance for Doubtful Accounts..............    $  852       $   38       $(331)      $  559
                                                   ======       ======       =====       ======
  Allowance for Deferred Tax Assets............    $   --       $2,950       $  --       $2,950
                                                   ======       ======       =====       ======
Year ended June 26, 1999
  Allowance for Doubtful Accounts..............    $  559       $  514       $(187)      $  886
                                                   ======       ======       =====       ======
  Allowance for Deferred Tax Assets............    $2,950       $  168       $  --       $3,118
                                                   ======       ======       =====       ======
Year ended June 24, 2000
  Allowance for Doubtful Accounts..............    $  886       $  367       $(504)      $  749
                                                   ======       ======       =====       ======
  Allowance for Deferred Tax Assets............    $3,118       $   --       $ (94)      $3,024
                                                   ======       ======       =====       ======

  The notes to the financial statements are an integral part of this schedule.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Printpack, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 1, 2000 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
September 1, 2000

     All other schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

     3. Exhibits

     Unless indicated below, the exhibits are incorporated by reference herein from the Company's Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon request to Secretary, Printpack Inc., 4335 Wendell Drive, S.W., Atlanta, Georgia 30336. There is a charge of $.50 per page to cover expenses for copying and mailing.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
-------                            -----------------------
    3.1     --   Restated Articles of Incorporation of Printpack, Inc.
    3.2     --   Bylaws of Printpack, Inc.
    4.1     --   Indenture, dated August 22, 1996, between Printpack, Inc.
                 and State Street Bank (successor to Fleet National Bank), as
                 Trustee relating to the 9 7/8% Senior Notes due 2004.
    4.2     --   Indenture, dated August 22, 1996, between Printpack, Inc.
                 and State Street Bank (successor to Fleet National Bank), as
                 Trustee relating to the 10 5/8% Senior Subordinated Notes
                 due 2006.
  +10.1     --   Amended and Restated Credit Agreement, dated as of May 21,
                 1999, by and among Printpack, Inc., the Institutions from
                 time to time thereto, as lenders, and The First National
                 Bank of Chicago, as Agent.
  *10.1(a)  --   Amendment No. 1, dated as of December 15, 1999, among
                 Printpack, Inc., the Institutions from time to time parties hereto, as lenders, and Bank One, NA, as Agent.
   10.2     --   Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
                 Inc., as amended.
   10.3     --   Printpack, Inc. Savings and Profit Sharing Plan, as amended.
  *10.4     --   Printpack, Inc. Incentive Compensation Plan, amended as of
                 July 15, 1999.
   10.5     --   Guarantee dated as of January 5, 1995 made by Printpack,
                 Inc. in favor of PNC Bank, Ohio, National Association, as
                 amended.
   10.6     --   Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                 Securities Corporation.
   10.7     --   Receivables Sale Agreement dated as of August 22, 1996 by
                 and between Printpack, Inc. and Flexible Funding Corp.
   10.8     --   Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
                 Securitization Corporation and the financial institutions
                 party thereto as Investors and The First National Bank of
                 Chicago, as Agent.
 ++10.8(a)  --   Waiver and Amendment of Receivables Purchase Agreement dated as of September 21, 1998, by and among Flexible Funding
                 Corp., as Seller, Falcon Asset Securitization Corporation
                 and The First National Bank of Chicago, individually and as
                 Agent.
+++10.8(b)  --   Amendment of Receivables Purchase Agreement dated as of May
                 21, 1999, by and among Flexible Funding Corp., as Seller,
                 Falcon Asset Securitization Corporation and The First
                 National Bank of Chicago, individually and as Agent.
   10.9     --   Intercreditor Agreement, dated August 22, 1996, by and
                 between The First National Bank of Chicago, as Contractual
                 Representative and The First National Bank of Chicago, as
                 Agent.
  *12       --   Computation of Ratio of Earnings to Fixed Charges.
  *21       --   List of Subsidiaries.

EXHIBIT
 NUMBER                            DESCRIPTION OF EXHIBITS
-------                            -----------------------
  *24       --   Power of Attorney (included on page 31).
  *27       --   Financial Data Schedule. (For SEC purposes only.)
   99.1     --   Contribution Agreement dated as of January 5, 1995 by and
                 between Printpack, Inc. and Orflex Ltd.
   99.2     --   Lease dated September 11, 1980 by and between Gulf Oil
                 Corporation and Crown Zellerbach Corporation relating to the
                 Orange, Texas Plant (the rights and obligations of the
                 lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.3     --   Ground Lease dated September 11, 1980 by and between Gulf
                 Oil Corporation and Crown Zellerback Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.4     --   Ground Lease Agreement dated January 1, 1981 by and between
                 Gulf Oil Corporation and Crown Zellerbach Corporation
                 relating to the Orange, Texas Plant (the rights and
                 obligations of the lessee under the foregoing Lease have
                 been assigned ultimately to Printpack, Inc.)
   99.5     --   Ground Lease dated September 9, 1985 by and between Chevron
                 Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
                 the lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.6     --   Lease dated July 25, 1990 by and between The Lawson Group,
                 LTD. and Shell Oil Company relating to the Williamsburg,
                 Virginia plant (the rights and obligations of the lessee
                 under the foregoing Lease have been assigned ultimately to
                 Printpack, Inc.)
   99.10    --   Deferred Income Agreement dated July 10, 1996 with Neil
                 Williams
   99.11    --   Family Security Agreement dated April 4, 1986 with Dennis M.
                 Love
   99.12    --   Family Security Agreement dated February 24, 1986 with R.
                 Michael Hembree
   99.14    --   Family Security Agreement dated February 24, 1986 with
                 Nicklas D. Stucky
   99.15    --   Amended and Restated Employment Agreement dated June 23,
                 1983 with J. Erskine Love, Jr.
 **99.16    --   Lease Amendment dated May 20, 1998 by and between GF
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

     (b) Reports on Form 8-K

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended June 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 2000.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities indicated on September 19, 2000.

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

                 /s/ C. KEITH LOVE                   Director
---------------------------------------------------
                   C. Keith Love

                  /s/ GAY M. LOVE                    Director
---------------------------------------------------
                    Gay M. Love

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

                                                     Director
---------------------------------------------------
                  William J. Love

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                /s/ HUGH M. CHAPMAN                  Director
---------------------------------------------------
                  Hugh M. Chapman

              /s/ DANIEL K. FRIERSON                 Director
---------------------------------------------------
                Daniel K. Frierson

                 /s/ ROY RICHARDS                    Director
---------------------------------------------------
                 Roy Richards, Jr.

                /s/ TIMOTHY C. TUFF                  Director
---------------------------------------------------
                  Timothy C. Tuff

                 /s/ NEIL WILLIAMS                   Director
---------------------------------------------------
                   Neil Williams

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Printpack, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Printpack, Inc. (the "Company") and its subsidiaries at June 24, 2000 and June 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
September 1, 2000

                                PRINTPACK, INC.

                                 BALANCE SHEETS

                                                              JUNE 24,   JUNE 26,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $    870   $  1,565
  Trade accounts receivable, less allowance for doubtful
     accounts of $749 and $886..............................    72,408     77,491
  Inventories...............................................    84,323     84,000
  Prepaid expenses and other current assets.................    13,678     18,199
  Deferred income taxes.....................................     1,526        284
                                                              --------   --------
          Total current assets..............................   172,805    181,539
Property, plant and equipment, net..........................   309,328    335,455
Goodwill, less accumulated amortization of $25,391 and
  $21,559...................................................    42,678     46,510
Other assets................................................    24,822     25,234
Deferred income taxes.......................................     3,244      2,625
                                                              --------   --------
                                                              $552,877   $591,363
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued expenses.....................  $ 74,477   $ 75,984
  Accrued salaries, wages, benefits and bonuses.............    18,673     14,503
  Current maturities of long-term debt......................     9,769      9,769
  Short-term borrowings under line of credit................     4,410      5,496
                                                              --------   --------
          Total current liabilities.........................   107,329    105,752
Long-term debt..............................................   222,320    264,231
Subordinated long-term debt.................................   210,305    210,305
Other long-term liabilities.................................    23,556     19,854
                                                              --------   --------
          Total liabilities.................................   563,510    600,142
                                                              --------   --------
Shareholders' deficit
  Common stock, no par value, 15,000,000 shares authorized,
     4,218,560 shares issued and outstanding................     1,011      1,011
  Additional paid-in capital................................     6,687      6,687
  Accumulated deficit.......................................   (14,937)   (16,023)
  Receivable from parent....................................    (1,897)      (949)
  Accumulated other comprehensive income....................    (1,497)       495
                                                              --------   --------
          Total shareholders' deficit.......................   (10,633)    (8,779)
                                                              --------   --------
Commitments and contingencies...............................        --         --
                                                              --------   --------
                                                              $552,877   $591,363
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                               JUNE 24,     JUNE 26,     JUNE 27,
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Net sales...................................................   $906,539     $845,587     $831,689
Cost of goods sold..........................................    766,605      722,950      710,416
                                                               --------     --------     --------
Gross margin................................................    139,934      122,637      121,273
Selling, administrative and research and development
  expenses..................................................     84,853       72,110       71,652
Amortization of goodwill....................................      3,832        3,832        4,662
                                                               --------     --------     --------
Income from operations......................................     51,249       46,695       44,959
Other expense
  Interest expense..........................................     49,673       49,857       52,221
  Other, net................................................         43          635        2,830
                                                               --------     --------     --------
Income (loss) before provision (benefit) for income taxes...      1,533       (3,797)     (10,092)
                                                               --------     --------     --------
Provision (benefit) for income taxes
  Current...................................................        933          560          501
  Deferred..................................................       (486)      (1,981)      (1,102)
                                                               --------     --------     --------
                                                                    447       (1,421)        (601)
                                                               --------     --------     --------
Net income (loss)...........................................      1,086       (2,376)      (9,491)
                                                               --------     --------     --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment (net of income tax
     (benefit) expense of ($482) and $193, respectively)....     (1,172)         302           --
  Minimum pension liability adjustment (net of income tax
     benefit of $98)........................................       (240)          --           --
                                                               --------     --------     --------
Comprehensive loss..........................................   $   (326)    $ (2,074)    $ (9,491)
                                                               ========     ========     ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                               JUNE 24,     JUNE 26,     JUNE 27,
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Operating activities
  Net income (loss).........................................   $  1,086    $  (2,376)   $  (9,491)
                                                               --------    ---------    ---------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation and amortization of goodwill..............     55,807       55,488       53,219
     Amortization of prepaid financing costs................      3,033        3,106        3,219
     Loss on sale of property, plant and equipment..........        941          635          179
     Deferred income taxes..................................     (1,861)      (4,641)      (3,023)
     Employee benefits, including performance shares........      4,248         (419)        (500)
     Other..................................................        (75)         998          238
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable...........      5,083       (6,732)       5,316
       (Increase) decrease in inventories...................      3,902       (3,008)       9,082
       Decrease in prepaid expenses and other assets........      1,439          858        1,927
       Increase in accounts payable and accrued
          liabilities.......................................        130          801       13,375
                                                               --------    ---------    ---------
          Total adjustments.................................     72,647       47,086       83,032
                                                               --------    ---------    ---------
          Net cash provided by operating activities.........     73,733       44,710       73,541
                                                               --------    ---------    ---------
Investing activities
  Purchases of property, plant and equipment................    (20,891)     (33,862)     (48,013)
  Proceeds from sale of property, plant and equipment.......        437        4,436        2,212
  Purchase of net assets from affiliated entity.............    (10,108)          --           --
  Other.....................................................         --           --       12,000
                                                               --------    ---------    ---------
          Net cash used in investing activities.............    (30,562)     (29,426)     (33,801)
                                                               --------    ---------    ---------
Financing activities
  Principal payments on long-term debt......................    (44,769)     (18,000)     (16,079)
  Proceeds from issuance of long-term debt..................      5,937           --           --
  Net proceeds (repayments) from borrowings on line of
     credit, revolving credit and receivable securitization
     facilities.............................................     (4,086)       6,051      (24,386)
  Debt issuance costs.......................................         --       (1,236)          --
  Payment for receivable from parent........................       (948)        (949)          --
                                                               --------    ---------    ---------
          Net cash used in financing activities.............    (43,866)     (14,134)     (40,465)
                                                               --------    ---------    ---------
Increase (decrease) in cash and cash equivalents............       (695)       1,150         (725)
Cash and cash equivalents, beginning of year................      1,565          415        1,140
                                                               --------    ---------    ---------
Cash and cash equivalents, end of year......................   $    870    $   1,565    $     415
                                                               ========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                          ADDITIONAL                                   OTHER         TOTAL
                                 COMMON    PAID-IN     ACCUMULATED   RECEIVABLE    COMPREHENSIVE    EQUITY
                                 STOCK     CAPITAL       DEFICIT     FROM PARENT      INCOME       (DEFICIT)
                                 ------   ----------   -----------   -----------   -------------   ---------
                                                               (IN THOUSANDS)
Balance as of June 28, 1997....  $1,011     $6,687      $ (4,156)      $    --        $    --      $  3,542
  Net loss.....................      --         --        (9,491)           --             --        (9,491)
                                 ------     ------      --------       -------        -------      --------
Balance as of June 27, 1998....   1,011      6,687       (13,647)           --             --        (5,949)
  Net loss.....................      --         --        (2,376)           --             --        (2,376)
  Receivable from parent.......      --         --            --          (949)            --          (949)
  Foreign currency translation
     adjustment................      --         --            --            --            495           495
                                 ------     ------      --------       -------        -------      --------
Balance as of June 26, 1999....   1,011      6,687       (16,023)         (949)           495        (8,779)
  Net income...................      --         --         1,086            --             --         1,086
  Receivable from parent.......      --         --            --          (948)            --          (948)
  Foreign currency translation
     adjustment................      --         --            --            --         (1,654)       (1,654)
  Minimum pension liability
     adjustment................      --         --            --            --           (338)         (338)
                                 ------     ------      --------       -------        -------      --------
Balance as of June 24, 2000....  $1,011     $6,687      $(14,937)      $(1,897)       $(1,497)     $(10,633)
                                 ======     ======      ========       =======        =======      ========

    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Printpack, Inc. ("Printpack" or "the Company") manufactures flexible packaging material primarily for the food and other consumer goods industries throughout North America and the United Kingdom. Printpack is a wholly-owned subsidiary of Printpack Enterprises, Inc. ("Enterprises") which is 97% owned by Printpack Holdings, Inc. ("Holdings"). Holdings and Enterprises are non-operating holding companies that also control flexible packaging operations conducted through separately chartered United Kingdom affiliates. In June 2000, the Company established Printpack Enterprises, Ltd. as a subsidiary operating in the United Kingdom. As more fully described in Note 2 below, Printpack Enterprises, Ltd. subsequently acquired the Bury, England facility of an affiliated entity.

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

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in June. The Company's fiscal years ended June 24, 2000, June 26, 1999 and June 27, 1998 included 52 weeks.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist principally of highly liquid, short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value.

INVENTORIES

     Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and first-in, first-out (FIFO) method for international inventories.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization, which is provided using the straight-line method over the estimated useful lives of the assets ranging from 10 to 30 years for buildings and 5 to 10 years for all other assets. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation of property, plant and equipment sold or retired are relieved from the accounts, and resulting gains or losses are reflected in income.

PENSION AND OTHER POSTRETIREMENT BENEFITS

     Effective June 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) that revise disclosure requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS No. 87), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the recognition or measurement of pension or postretirement benefit obligations or expenses, but standardizes disclosure

                                PRINTPACK, INC.

requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires some additional information.

INCOME TAXES

     The Company has historically been included in the consolidated Federal income tax return of Holdings. Income taxes reflected in the accompanying consolidated statements of operations and comprehensive income represent the Company's share of the consolidated tax provision, which approximates the tax effect that would have been recognized had a separate income tax return been filed. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

INTANGIBLE ASSETS

     Intangible assets resulting from business acquisitions consist of the excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired (goodwill). Goodwill is amortized on a straight-line basis over 15 to 20 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. The recoverability of goodwill is periodically evaluated to determine whether current events or circumstances warrant adjustment to the carrying value. As of June 24, 2000 and June 26, 1999, management believes that goodwill has not been impaired.

     On May 21, 1998, the Company entered into an agreement whereby Printpack received $12,000,000 in settlement of claims made by the Company in connection with a significant acquisition that occurred in fiscal 1997. These proceeds were used to reduce the amount of goodwill recorded by the Company in the acquisition.

REVENUE

     Revenue is recognized at the time of shipment. Sales to one customer approximated 14%, 15% and 14% of net sales during fiscal 2000, 1999 and 1998, respectively.

COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income or shareholders' deficit.

     Accumulated other comprehensive income presented on the accompanying consolidated balance sheets as of June 24, 2000 and June 26, 1999 consists of accumulated gains and losses arising from translating the financial statements of the Company's subsidiaries operating in Mexico and the United Kingdom from the functional currency to the reporting currency and also includes net losses recognized pursuant to SFAS No. 87 as an additional pension liability not yet recognized as net periodic pension cost.

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

                                PRINTPACK, INC.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's subsidiary operating in Mexico have historically been measured using the dollar as the functional currency due to Mexico's economy being considered highly inflationary. Gains and losses arising from remeasuring these financial statements from the local currency to the functional currency are included in net income for the fiscal year ended June 27, 1998 and for the six-months ended December 26, 1998. As of December 27, 1998, Mexico's economy ceased being considered highly inflationary and the Mexican Peso became the functional currency of the financial statements of the Company's Mexican subsidiary. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency are included in equity on the June 24, 2000 and June 26, 1999 consolidated balance sheets and as a component of other comprehensive income on the consolidated statements of operations and comprehensive income.

     The Company's subsidiary operating in the United Kingdom uses the British Pound as the functional currency of the subsidiary's financial statements. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency are included in equity on the June 24, 2000 consolidated balance sheet and as a component of other comprehensive income on the consolidated statement of operations and comprehensive income for the period then ended.

FINANCIAL INSTRUMENTS

     The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company's policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. There were no material gains or losses recognized in fiscal years 2000 or 1999. The Company did not utilize foreign exchange derivative instruments in fiscal 1998.

RESEARCH AND DEVELOPMENT COSTS

     The Company expenses all research and development costs when incurred. Research and development costs expensed during the years ended June 24, 2000, June 26, 1999 and June 27, 1998 were approximately $10,281,000, $10,185,000 and
$8,994,000, respectively.

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

SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") as of the beginning of fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements. Operating segments are defined as

                                PRINTPACK, INC.

components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Company's reportable segments are strategic business units that offer similar products with similar economic characteristics, production processes, customers and distribution methods. All products fall within the category of flexible packaging. Accordingly, the reporting segments have been aggregated into one operating segment.

     The accounting policies of the reporting segments are the same as those of the consolidated company except that the disaggregated financial results are prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone reporting segment operating income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Foreign operations in fiscal 2000, 1999 and 1998 were conducted in one foreign country and are not considered material to the Company's consolidated financial statements.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives will be recorded either in current earnings or as a component of comprehensive income.

     In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management believes that this Statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. SAB No. 101 will be effective for Printpack's fiscal year ending June 30, 2001. Management believes that SAB No. 101 will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2. ACQUISITION

     During fiscal 2000, the Company established Printpack Enterprises, Ltd (Enterprises, Ltd.) as a wholly-owned subsidiary in the United Kingdom. Enterprises, Ltd. entered into an agreement with an affiliated entity to purchase certain assets and assume certain liabilities of an affiliated entity's Bury, England facility, which also manufactures flexible packaging material primarily for food industries in the United Kingdom and Europe. The agreement was consummated on June 23, 2000 for a purchase price of approximately $10.1 million. This acquisition was financed through the issuance of a new term loan of $5.9 million and borrowings

                                PRINTPACK, INC.

on the existing credit facilities of Printpack, Inc. totaling $4.2 million. The acquisition of the facility was accounted for as a purchase from an affiliated entity, and accordingly, the purchase was accounted for at book value of net assets acquired, which approximates fair market value.

3. INVENTORIES

     Inventories are summarized as follows:

                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Raw materials...............................................  $ 35,205   $30,264
Work-in-process.............................................     9,996    10,360
Finished goods..............................................    60,222    59,323
                                                              --------   -------
                                                               105,423    99,947
Reduction to state inventories at last-in, first-out cost
  (LIFO)....................................................    21,100    15,947
                                                              --------   -------
                                                              $ 84,323   $84,000
                                                              ========   =======

     The Company recorded expense of approximately $4,800,000 in fiscal 2000 and income of approximately $300,000 in fiscal 1999 related to the Company's use of LIFO inventory valuation method.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $   8,854   $   8,873
Buildings...................................................    114,741     108,988
Machinery and equipment.....................................    509,791     485,789
Leasehold improvements......................................      6,927       6,740
Construction in progress....................................      6,492      13,708
                                                              ---------   ---------
                                                                646,805     624,098
Less accumulated depreciation and amortization..............   (337,477)   (288,643)
                                                              ---------   ---------
                                                              $ 309,328   $ 335,455
                                                              =========   =========

     During fiscal 1997, the Company closed two facilities acquired in connection with a significant acquisition that occurred during fiscal 1997. During the fourth quarter of fiscal 1998, the Company recorded a pre-tax charge amounting to $2,032,000 to adjust the carrying value of the assets of these facilities to their estimated fair market value. During fiscal 1999, both of the closed facilities were sold.

     Depreciation expense was $51,975,000, $51,656,000 and $48,557,000 in fiscal
2000, 1999 and 1998, respectively.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company identified certain fixed assets as impaired during fiscal 2000. The charge to write-down the value of these assets recorded by the Company in the amount of $656,000 is included in Selling, Administrative and Research and Development Expenses on the accompanying consolidated Statement of Operations and Comprehensive Income for the year ended June 24, 2000.

                                PRINTPACK, INC.

5. INVESTMENT IN JOINT VENTURE

     The Company has a joint venture investment with the OR Group in Orflex Ltd. ("Orflex"), an Ohio limited liability partnership. Under the terms of the joint venture agreement, the Company contributed a plant in exchange for a 49% limited partnership interest and cash.

     As part of the joint venture agreement, the Company has guaranteed the debt of the joint venture, which totaled approximately $1,880,000 at June 24, 2000 and $2,600,000 at June 26, 1999. This debt is subject to repayment requirements through a final maturity date of January 2005.

     Pursuant to a note arrangement which became effective during fiscal 1996, the Company has extended certain working capital loans to Orflex. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company.

     The Company purchases for resale to its customers certain finished goods inventories from Orflex. During 2000, 1999 and 1998, purchases from Orflex totaled approximately $763,000, $789,000 and $1,423,000, respectively.

6. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
10.625% unsecured senior subordinated notes payable in
  August 2006; interest payable semi-annually...............  $200,000   $200,000
9.875% unsecured senior notes payable in August 2004;
  interest payable semi-annually............................   100,000    100,000
Variable rate secured senior notes to banks due March 2004;
  interest payable quarterly; secured by substantially all
  of the Company's assets...................................    83,231    128,000
Variable rate secured note to bank due July 2004; interest
  payable monthly; secured by substantially all of the
  assets of Enterprises, Ltd................................     5,858         --
Revolving credit facility with banks due December 2003;
  interest payable quarterly at variable rates; secured by
  substantially all of the Company's assets.................        --         --
Accounts receivable securitization facility with a bank due
  December 2003; interest payable quarterly at variable
  rates.....................................................    43,000     46,000
11% unsecured subordinated notes payable to Holdings'
  shareholders; payable in an installment of $3,422,000 in
  May 2005 and the remaining principal payable in May 2014;
  interest payable annually.................................    10,305     10,305
                                                              --------   --------
                                                               442,394    484,305
Less current portion........................................    (9,769)    (9,769)
                                                              --------   --------
                                                              $432,625   $474,536
                                                              ========   ========

                                PRINTPACK, INC.

     Aggregate principal maturities of long-term debt are as follows (in thousands):

2001........................................................  $  9,769
2002........................................................    11,271
2003........................................................     6,047
2004........................................................   103,650
2005........................................................   104,774
2006 and thereafter.........................................   206,883
                                                              --------
                                                              $442,394
                                                              ========

     Certain agreements related to debt outstanding to banks as of June 24, 2000 and June 26, 1999 require that the Company, among other things, restrict the payment of dividends, the redemption of stock and the incurrence of additional debt; restrict investments; and limit the amount of pledged assets and advances and loans to employees. As of June 24, 2000 and June 26, 1999, the Company was in compliance with all such covenants.

     On May 21, 1999, the Company amended its variable rate secured senior note agreements to banks providing for extended repayment terms and restructured covenants. The Company incurred approximately $1,200,000 in debt restructuring costs, which costs were deferred and are being amortized to interest expense over the remaining life of the variable rate secured senior notes.

     At June 24, 2000 and June 26, 1999, the Company had a line of credit with a bank providing for borrowings of up to $10,000,000 bearing interest at the lower of the bank's prime rate or a negotiated rate. Current borrowings under this line were $4,410,000 and $5,496,000 at June 24, 2000 and June 26, 1999,
respectively.

     The Company's available borrowings under its revolving credit facility were $60,000,000 at June 24, 2000 and June 26, 1999, respectively.

     On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At June 24, 2000 and June 26, 1999, the Company had $43,000,000 and $46,000,000, respectively, of notes outstanding under the Facility, collateralized by approximately $70 million and $76 million, respectively, in trade receivables.

     Total cash paid for interest, net of amounts capitalized, was approximately $46,992,000, $45,619,000 and $46,903,000 during fiscal 2000, 1999 and 1998, respectively.

7. DEFERRED COMPENSATION

     Pursuant to the terms of a deferred compensation agreement, the Company is obligated to pay the former chief executive's beneficiary certain monthly amounts over the remainder of the beneficiary's life. At June 24, 2000 and June 26, 1999, approximately $3,466,000 and $3,445,000, respectively, has been accrued under this agreement. Interest expense on this obligation approximated $354,000, $368,000 and $381,000 during fiscal 2000, 1999 and 1998, respectively.

     The Company is obligated under deferred compensation agreements to make monthly payments in varying amounts to certain former officers and directors through June 2015. At June 24, 2000 and June 26,

                                PRINTPACK, INC.

1999, the Company had accrued approximately $709,000 and $835,000, respectively, relating to these agreements. For fiscal 2000, 1999, and 1998, interest expense related to these agreements approximated $62,000, $69,000 and $81,000, respectively.

     Future minimum annual payments required by deferred compensation agreements are as follows (in thousands):

2001........................................................  $   618
2002........................................................      635
2003........................................................      652
2004........................................................      659
2005........................................................      676
2006 and thereafter.........................................    3,598
                                                              -------
          Total minimum payments............................    6,838
Less amounts representing interest at 8% to 12%.............   (2,663)
                                                              -------
                                                              $ 4,175
                                                              =======

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts payable and accrued expenses:
Trade accounts payable......................................  $36,469   $41,744
Accrued interest............................................   12,183    13,148
Other items.................................................   25,825    21,092
                                                              -------   -------
                                                              $74,477   $75,984
                                                              =======   =======

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

                                PRINTPACK, INC.

     The estimated fair values of the Company's financial instruments are as follows:

                                                    2000                    1999
                                            ---------------------   ---------------------
                                            CARRYING      FAIR      CARRYING      FAIR
                                             AMOUNT       VALUE      AMOUNT       VALUE
                                            ---------   ---------   ---------   ---------
                                               (IN THOUSANDS)          (IN THOUSANDS)
Cash and cash equivalents.................  $     870   $     870   $   1,565   $   1,565
Note receivable...........................      4,070       4,070       4,107       4,107
Long-term debt............................   (232,089)   (228,089)   (274,000)   (269,650)
Subordinated debt.........................   (210,305)   (199,117)   (210,305)   (209,273)

     The Company does not use financial instruments for trading purposes.

10. EMPLOYEE BENEFITS

     The Company maintains a qualified savings and profit sharing plan for participating eligible employees ("associates") that provides for annual contributions based upon associates' savings and the Company's net income. Plan expense approximated $3,769,000, $2,956,000 and $2,781,000 in fiscal 2000, 1999 and 1998, respectively.

     The Company maintains two incentive compensation plans. Under the terms of both plans, incentive compensation is computed and allocated to individuals based upon economic value added, as defined within the plan agreements. Approximately $9,542,000, $6,660,000 and $7,939,000 has been recorded as expense during fiscal 2000, 1999 and 1998, respectively. Approximately $9,671,000 and $6,312,000 has been reflected as a liability at June 24, 2000 and June 26, 1999 for bonuses payable to all Company associates.

     The plans also have a performance share feature (the "Performance Share Plan"). Under the terms of the plans, salaried associates are divided into tiers. Tier I is comprised of key associates who are required to defer twenty-five percent of their annual cash bonus into performance shares, the value of which is based upon a formula as defined in the plan agreement. These shares must be held at least four years before they are eligible for redemption but may be held until the associate retires. Tier II is comprised of the remaining salaried associates. During fiscal 1999, the Performance Share Plan was extended to Tier II associates who are required to defer ten percent of their annual cash bonus into performance shares and have the option to defer an additional fifteen percent of their annual cash bonus into performance shares, the value of which is based on the same formula as that of Tier I associates. These shares must be held at least four years before they are eligible for redemption and must be redeemed at the end of ten years. Approximately $9,027,000 and $4,498,000 has been reflected as a liability at June 24, 2000 and June 26, 1999, respectively. Approximately $5,070,000, $170,000 and $552,000 has
been recorded as expense relative to the Performance Share Plan during fiscal 2000, 1999 and 1998, respectively.

11. PENSION BENEFITS

     As part of the acquisition of net assets from an affiliated entity on June 23, 2000, as more fully described in Note 2, the Company's subsidiary, Printpack Enterprises, Ltd. assumed a liability for a defined benefit pension plan for eligible associates. Benefits under the plan are based on a formula including years of service and the associate's compensation.

                                PRINTPACK, INC.

     The following table summarizes the funded status of the plan:

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
FUNDED STATUS OF THE PLAN:
Accumulated benefit obligation..............................     $10,665
Plan assets.................................................       9,976
                                                                 -------
Funded status...............................................         689
Unrecognized prior service cost.............................        (338)
                                                                 -------
          Net amount recognized.............................     $   351
                                                                 =======

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
Accrued benefit liability...................................      $ 689
Intangible asset............................................       (338)
                                                                  -----
          Net amount recognized.............................      $ 351
                                                                  =====

     The following table summarizes the principal financial assumptions used in determining the actuarial present value of the benefit obligation:

                                                              2000
                                                              ----
Discount rate...............................................  6.0%
Long-term rate of return on assets..........................  7.5%
Salary increases............................................  4.5%

     As of June 24, 2000 an additional minimum pension liability of $240,000 (net of income tax benefit of $98,000) was included as a component of other comprehensive income.

12. POSTRETIREMENT BENEFITS

     The Company provides group health and life insurance benefits to certain associates retiring prior to December 31, 1996. Under the terms of this plan, the Company reimburses qualified retired associates varying percentages of health care costs and premium costs of life insurance depending upon a retired associate's length of service, with a minimum of 10 years required for plan eligibility. Net periodic postretirement benefit cost included the following components:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Interest cost on projected benefit obligation...............  $247   $374   $429
Actuarial loss..............................................    16    102     85
                                                              ----   ----   ----
          Net cost..........................................  $263   $476   $514
                                                              ====   ====   ====
Effect of 1% increase in the trend rates
  Accumulated postretirement benefit obligation increase....  $322   $373   $309
                                                              ====   ====   ====
  Interest cost increase....................................  $ 26   $ 29   $ 25
                                                              ====   ====   ====

                                PRINTPACK, INC.

     The postretirement plan's change in benefit obligation, funded status and amount recognized in the Company's consolidated balance sheets are as follows:

                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year.......................  $3,355   $3,718
Interest cost...............................................     247      374
Actuarial loss..............................................    (121)    (385)
Benefits paid...............................................    (587)    (352)
                                                              ------   ------
Benefit obligation, end of year.............................  $2,894   $3,355
                                                              ======   ======

                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
FUNDED STATUS OF THE PLAN:
Benefit obligation..........................................  $2,894   $3,355
Unrecognized actuarial loss.................................    (600)    (736)
                                                              ------   ------
          Net amount recognized.............................  $2,294   $2,619
                                                              ======   ======

                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS:
Accrued benefit liability...................................  $2,294   $2,619
                                                              ------   ------
          Net amount recognized.............................  $2,294   $2,619
                                                              ======   ======

     The assumed health care cost trend rate and the ultimate rate, achieved July 1, 2000, used in measuring the accumulated postretirement benefit obligation was 5.00%. The discount rate used to measure the accumulated postretirement benefit obligation was 8.00% for fiscal 2000, 7.75% for fiscal 1999 and 7.00% for fiscal 1998.

13. INCOME TAXES

     The provision (benefit) for income taxes consisted of the following:

                                                              2000     1999      1998
                                                              -----   -------   -------
                                                                   (IN THOUSANDS)
Current tax provision (benefit)
  Federal...................................................  $ 252   $    --   $    --
  State.....................................................    223       200       240
  Foreign...................................................    458       360       261
Deferred tax provision (benefit)
  Federal...................................................    (92)   (1,794)   (1,519)
  State.....................................................   (394)     (187)      417
                                                              -----   -------   -------
                                                              $ 447   $(1,421)  $  (601)
                                                              =====   =======   =======

                                PRINTPACK, INC.

     The differences between total tax provision (benefit) and the amount determined by applying the federal statutory tax rate to income (loss) before income taxes result from the following:

                                                              2000     1999     1998
                                                              -----    -----    -----
Tax provision (benefit) at federal statutory rate...........   35.0%   (35.0)%  (35.0)%
State income taxes, net of federal income tax provision
  (benefit).................................................    5.8     (5.1)    (3.1)
Valuation allowance.........................................     --       --     13.7
Foreign taxes...............................................   21.0      6.3      1.9
Foreign valuation allowance.................................  (68.0)    (6.6)    15.5
Non-taxable items...........................................   32.8       --       --
Other.......................................................    2.6      3.0      1.0
                                                              -----    -----    -----
                                                               29.2%   (37.4)%   (6.0)%
                                                              =====    =====    =====

     The decrease in the effective tax rate for fiscal 2000 as compared to fiscal 1999 was primarily due to the reversal of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in foreign jurisdictions. The decrease in the effective tax rate for fiscal 1999 as compared to fiscal 1998 was primarily due to the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   643   $   696
  Accrued incentive compensation............................    3,718     2,667
  Deferred income...........................................      451       602
  Accrued postretirement and postemployment benefits........    1,505     1,475
  Accrued separation expenses...............................      117       193
  Deferred compensation.....................................    1,723     1,798
  Other accrued liabilities.................................    3,575     2,913
  Carryforward of net operating loss and tax credits........   26,256    25,476
  Other.....................................................      295       264
                                                              -------   -------
          Total deferred tax assets.........................   38,283    36,084
          Valuation allowance...............................   (3,024)   (3,118)
                                                              -------   -------
          Net deferred tax assets...........................   35,259    32,966
Deferred tax liabilities:
  Excess of book over tax basis of property, plant and
     equipment..............................................   23,665    22,403
  Excess of book over tax basis of intangible assets........    4,755     5,180
  Voluntary Employee Benefit Association contribution.......    1,375     1,309
  Other.....................................................      694     1,165
                                                              -------   -------
          Total deferred tax liabilities....................   30,489    30,057
                                                              -------   -------
          Net deferred tax asset............................  $ 4,770   $ 2,909
                                                              =======   =======

     The valuation allowance for deferred tax assets at June 24, 2000 and June 26, 1999 was approximately $3,024,000 and $3,118,000, respectively. The net change in the total valuation allowance for the years ended

                                PRINTPACK, INC.

June 24, 2000 and June 26, 1999 was $(94,000) and $168,000, respectively. The
Company's net operating loss carryforwards expire in fiscal 2012, 2013 and 2019.

     The Company paid no income taxes during the years ended June 24, 2000, June 26, 1999 and June 27, 1998.

14. COMMITMENTS AND CONTINGENCIES

     The Company leases certain office facilities and transportation equipment under non-cancelable operating leases expiring on various dates through fiscal 2017. Future minimum annual rentals required by these operating leases are as follows:

                                                                 MINIMUM
                                                              ANNUAL RENTALS
                                                              --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 1,264
2002........................................................       1,059
2003........................................................         735
2004........................................................         693
2005........................................................         544
2006 and thereafter.........................................       7,057
                                                                 -------
                                                                 $11,352
                                                                 =======

     Rental expense approximated $4,315,000, $4,105,000 and $3,788,000 during fiscal 2000, 1999 and 1998, respectively.

     At June 24, 2000 and June 26, 1999, commitments relating to future acquisitions of property, plant and equipment approximated $16,008,000 and $12,517,000, respectively.

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

                                PRINTPACK, INC.

15. RELATED PARTY TRANSACTIONS

     During fiscal 2000 and 1999, the Company advanced approximately $948,000 and $949,000, respectively, to Holdings for the redemption of common stock held by retired, non-family shareholders. These advances are recorded as "Receivable from parent" in the equity section of the accompanying consolidated balance sheets. In addition, the Company advanced an additional $1,690,000 to Holdings in July 2000 for the same purpose.

     During fiscal 2000, 1999 and 1998, the Company sold inventory and equipment and had other miscellaneous charges in the amount of approximately $200,000, $2,061,000 and $503,000, respectively, to an affiliated entity. As of June 26, 1999, the receivable associated with these transactions totaled approximately $2,564,000 and is recorded under the caption Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet. No amounts were due from the affiliated entity as of June 24, 2000 relating to these transactions.

                                 EXHIBIT INDEX

     Unless indicated below, the exhibits are incorporated by reference herein from the Company's Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon request to Secretary, Printpack Inc., 4335 Wendell Drive, S.W., Atlanta, Georgia 30336. There is a charge of $.50 per page to cover expenses for copying and mailing.

 EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBITS
 -------                           -----------------------
    3.1     --   Restated Articles of Incorporation of Printpack, Inc.
    3.2     --   Bylaws of Printpack, Inc.
    4.1     --   Indenture, dated August 22, 1996, between Printpack, Inc.
                 and State Street Bank (successor to Fleet National Bank), as
                 Trustee relating to the 9 7/8% Senior Notes due 2004
    4.2     --   Indenture, dated August 22, 1996, between Printpack, Inc.
                 and State Street Bank (successor to Fleet National Bank), as
                 Trustee relating to the 10 5/8% Senior Subordinated Notes
                 due 2006
  +10.1     --   Amended and Restated Credit Agreement, dated as of May 21,
                 1999, by and among Printpack, Inc., the Institutions from
                 time to time parties thereto as lenders, and The First
                 National Bank of Chicago, as Agent
  *10.1(a)  --   Amendment No. 1, dated as of December 15, 1999, among
                 Printpack, Inc., the Institutions from time to time parties hereto, as lenders, and Bank One, NA, as Agent.
   10.2     --   Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack,
                 Inc., as amended
   10.3     --   Printpack, Inc. Savings and Profit Sharing Plan, as amended
  *10.4     --   Printpack, Inc. Incentive Compensation Plan, amended as of
                 July 15, 1999
   10.5     --   Guarantee dated as of January 5, 1995 made by Printpack,
                 Inc. in favor of PNC Bank, Ohio, National Association, as
                 amended
   10.6     --   Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette
                 Securities Corporation
   10.7     --   Receivables Sale Agreement dated as of August 22, 1996 by
                 and between Printpack, Inc. and Flexible Funding Corp.
   10.8     --   Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset
                 Securitization Corporation and the financial institutions
                 party thereto as Investors and The First National Bank of
                 Chicago, as Agent
 ++10.8(a)  --   Waiver and Amendment of Receivables Purchase Agreement dated as of September 21, 1998, by and among Flexible Funding
                 Corp., as Seller, Falcon Asset Securitization Corporation
                 and The First National Bank of Chicago, individually and as
                 Agent
+++10.8(b)  --   Amendment of Receivables Purchase Agreement dated as of May
                 21, 1999, by and among Flexible Funding Corp., as Seller,
                 Falcon Asset Securitization Corporation and The First
                 National Bank of Chicago, individually and as Agent
   10.9     --   Intercreditor Agreement, dated August 22, 1996, by and
                 between The First National Bank of Chicago, as Contractual
                 Representative and The First National Bank of Chicago, as
                 Agent
  *12       --   Computation of Ratio of Earnings to Fixed Charges
  *21       --   List of Subsidiaries
  *24       --   Power of Attorney (included on page 31)
  *27       --   Financial Data Schedule. (For SEC purposes only.)
   99.1     --   Contribution Agreement dated as of January 5, 1995 by and
                 between Printpack, Inc. and Orflex Ltd.

 EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBITS
 -------                           -----------------------
   99.2     --   Lease dated September 11, 1980 by and between Gulf Oil
                 Corporation and Crown Zellerbach Corporation relating to the
                 Orange, Texas Plant (the rights and obligations of the
                 lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.3     --   Ground Lease dated September 11, 1980 by and between Gulf
                 Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.4     --   Ground Lease Agreement dated January 1, 1981 by and between
                 Gulf Oil Corporation and Crown Zellerbach Corporation
                 relating to the Orange, Texas Plant (the rights and
                 obligations of the lessee under the foregoing Lease have
                 been assigned ultimately to Printpack, Inc.)
   99.5     --   Ground Lease dated September 9, 1985 by and between Chevron
                 Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of
                 the lessee under the foregoing Lease have been assigned
                 ultimately to Printpack, Inc.)
   99.6     --   Lease dated July 25, 1990 by and between The Lawson Group,
                 LTD and Shell Oil Company relating to the Williamsburg,
                 Virginia plant (the rights and obligations of the lessee
                 under the foregoing Lease have been assigned ultimately to
                 Printpack, Inc.)
   99.10    --   Deferred Income Agreement dated July 10, 1996 with Neil
                 Williams
   99.11    --   Family Security Agreement dated April 4, 1986 with Dennis M.
                 Love
   99.12    --   Family Security Agreement dated February 24, 1986 with R.
                 Michael Hembree
   99.14    --   Family Security Agreement dated February 24, 1986 with
                 Nicklas D. Stucky
   99.15    --   Amended and Restated Employment Agreement dated June 23,
                 1983 with J. Erskine Love, Jr.
 **99.16    --   Lease Amendment dated May 20, 1998 by and between GF
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