Form 10-Q
period 2000-09-23
PRINTPACK INC
filed 2000-11-07
CIK 202930

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

               For the quarterly period ended September 23, 2000

                                       OR

            [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Total number of shares of outstanding stock (net of shares held in treasury) as of November 1, 2000:

            Common stock, no par value....................4,218,560

===============================================================================

                                PRINTPACK, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Item 1.  Financial Statements

         Balance Sheets at
                  September 23, 2000 and June 24, 2000

         Statements of Operations and Comprehensive Income for the 13 weeks ended September 23, 2000 and September 25, 1999

         Statements of Cash Flows
                  for the 13 weeks ended
                  September 23, 2000 and September 25, 1999

         Statement of Changes in Shareholders' Equity (Deficit) for the 13 weeks ended September 23, 2000

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

         Signatures

         Exhibit 27        Financial Data Schedule

PART 1.  FINANCIAL INFORMATION

                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         From time to time, Printpack, Inc. ("Printpack" or the "Company") makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the "Report"), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management's current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; slowed growth in end user markets and pricing pressures; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports, including, but not limited to, the "Risk Factors" set forth in the Company's Form 10-K for the fiscal year ended June 24, 2000.

         The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.  FINANCIAL STATEMENTS

                                PRINTPACK, INC.
                                 BALANCE SHEETS


                                                                                             SEPTEMBER 23,           JUNE 24,
                                                                                                 2000                 2000
                                                                                             -------------          ---------
                                                                                             (UNAUDITED)
                                                                                                       (IN THOUSANDS)

                                                             ASSETS

Current assets
  Cash and cash equivalents                                                                   $   1,018             $     870
  Trade accounts receivable, less allowance for doubtful accounts of $698 and $749               85,323                72,408
  Inventories                                                                                    81,672                84,323
  Prepaid expenses and other current assets                                                      12,071                13,678
  Deferred income taxes                                                                           1,480                 1,526

                                                                                              ---------             ---------
     Total current assets                                                                       181,564               172,805

Property, plant and equipment, net                                                              303,265               309,328
Goodwill, less accumulated amortization of $26,349 and $25,391                                   41,720                42,678
Other assets                                                                                     23,915                24,822
Deferred income taxes                                                                             3,680                 3,244

                                                                                              ---------             ---------
                                                                                              $ 554,144             $ 552,877
                                                                                              =========             =========

                                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                                       $  73,606             $  74,477
  Accrued salaries, wages, benefits and bonuses                                                  12,759                18,673
  Current maturities of long-term debt                                                            9,769                 9,769
  Short-term borrowings under line of credit                                                      4,954                 4,410

                                                                                              ---------             ---------
     Total current liabilities                                                                  101,088               107,329

Long-term debt                                                                                  226,707               222,320
Subordinated long-term debt                                                                     210,305               210,305
Other long-term liabilities                                                                      24,334                23,556

                                                                                              ---------             ---------
     Total liabilities                                                                          562,434               563,510
                                                                                              ---------             ---------

Shareholders' deficit
  Common stock, no par value, 15,000,000 shares authorized, 4,218,560
      shares issued and outstanding                                                               1,011                 1,011
  Additional paid-in capital                                                                      6,687                 6,687
  Accumulated deficit                                                                           (11,585)              (14,937)
  Receivable from parent                                                                         (3,587)               (1,897)
  Accumulated other comprehensive income                                                           (816)               (1,497)

                                                                                              ---------             ---------
     Total shareholders' deficit                                                                 (8,290)              (10,633)
                                                                                              ---------             ---------

Commitments and contingencies                                                                        --                    --
                                                                                              ---------             ---------
                                                                                              $ 554,144             $ 552,877
                                                                                              =========             =========


    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                   13 WEEKS              13 WEEKS
                                                                                     ENDED                 ENDED
                                                                                  SEPTEMBER 23,         SEPTEMBER 25,
                                                                                      2000                  1999
                                                                                  -------------         -------------
                                                                                   (UNAUDITED)           (UNAUDITED)
                                                                                            (IN THOUSANDS)

           Net sales                                                               $ 245,456             $ 219,468
           Cost of goods sold                                                        206,561               188,336
                                                                                   ---------             ---------

           Gross margin                                                               38,895                31,132
           Selling, administrative and research and development expenses              20,800                19,340
           Amortization of goodwill                                                      958                   958
                                                                                   ---------             ---------

           Income from operations                                                     17,137                10,834
           Other (income) expense
             Interest expense                                                         12,190                12,582
             Other, net                                                                 (248)                 (108)
                                                                                   ---------             ---------

           Income (loss) before provision (benefit) for income taxes                   5,195                (1,640)
           Provision (benefit) for income taxes                                        1,843                  (727)
                                                                                   ---------             ---------

           Net income (loss)                                                           3,352                  (913)
           Other comprehensive income
             Foreign currency translation adjustment (net of income
                 tax (benefit) expense of ($345) and $109)                              (627)                  139
                                                                                   ---------             ---------

           Comprehensive income (loss)                                             $   2,725             ($    774)
                                                                                   =========             =========


    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                              13 WEEKS              13 WEEKS
                                                                                ENDED                 ENDED
                                                                            SEPTEMBER 23,         SEPTEMBER 25,
                                                                                2000                  1999
                                                                            -------------         -------------
                                                                            (UNAUDITED)           (UNAUDITED)
                                                                                     (IN THOUSANDS)

       Operating activities
         Net income (loss)                                                    $  3,352               $  (913)
         Depreciation and amortization                                          14,079                14,027
         Other                                                                 (14,498)               (9,340)
                                                                              --------              --------

             Net cash provided by operating activities                           2,933                 3,774
                                                                              --------              --------

       Investing activities
         Purchases of property, plant and equipment                             (6,197)               (3,315)
         Proceeds from sale of property, plant and equipment                        --                     6
                                                                              --------              --------

             Net cash used in investing activities                              (6,197)               (3,309)
                                                                              --------              --------

       Financing activities
         Principal payments on long-term debt                                   (2,442)                   --
         Net borrowings under revolving credit facility                             --                 5,000
         Net borrowings (repayments) under receivable securitization
             facility                                                            7,000                (1,000)
         Net borrowings (repayments) on line of credit                             544                (4,057)
         Payment for receivable from parent                                     (1,690)                 (948)
                                                                              --------              --------

             Net cash provided by (used in) financing activities                 3,412                (1,005)
                                                                              --------              --------

       Increase (decrease) in cash and cash equivalents                            148                  (540)
       Cash and cash equivalents, beginning of period                              870                 1,565
                                                                              --------              --------

       Cash and cash equivalents, end of period                               $  1,018              $  1,025
                                                                              ========              ========


    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)


                                                            ADDITIONAL                                   OTHER         TOTAL
                                                   COMMON    PAID-IN     ACCUMULATED   RECEIVABLE    COMPREHENSIVE    EQUITY
                                                   STOCK     CAPITAL       DEFICIT     FROM PARENT       INCOME      (DEFICIT)
                                                 -----------------------------------------------------------------------------
                                                                                (IN THOUSANDS)

Balance as of June 24, 2000                        $1,011      $6,687      $(14,937)      $(1,897)      $(1,497)      $(10,633)

  Net income                                           --          --         3,352            --            --          3,352

  Receivable from parent                               --          --            --        (1,690)           --         (1,690)

  Foreign currency translation adjustment              --          --            --            --           972            972

  Unrecognized loss on derivative instruments          --          --            --            --          (291)          (291)

                                                 -----------------------------------------------------------------------------

Balance as of September 23, 2000                   $1,011      $6,687      $(11,585)      $(3,587)      $  (816)      $ (8,290)
                                                 =============================================================================


    The accompanying notes are an integral part of the financial statements.

                                PRINTPACK, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 23, 2000


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Printpack, Inc. ("Printpack" or the "Company") have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 24, 2000 and June 26, 1999 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week period ended September 23, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       INCOME TAXES

         Printpack's effective income tax rate for the 13 weeks ended September 23, 2000 and September 25, 1999 was 35% and 44%, respectively. The difference in the effective tax rates is primarily due to the reversal of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in Mexico. This reversal is partially offset by the establishment of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in various states and the United Kingdom.

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

         Inventories are summarized as follows:


                                                                                  SEPTEMBER 23,          JUNE 24,
                                                                                      2000                2000
                                                                                  -------------          --------
                                                                                   (UNAUDITED)
                                                                                            (IN THOUSANDS)

       Raw materials                                                                $ 34,366            $ 35,205
       Work-in-process                                                                 8,355               9,996
       Finished goods                                                                 60,027              60,222
                                                                                    --------            --------
                                                                                     102,748             105,423
       Reduction to state inventories at last-in, first-out cost (LIFO)               21,076              21,100
                                                                                    --------            --------
                                                                                    $ 81,672            $ 84,323
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

5.       RECEIVABLES SECURITIZATION FACILITY

         On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose

                                PRINTPACK, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)


subsidiary, Flexible Funding Corp. ("Flexible Funding"), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the "Facility"). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At September 23, 2000 and June 24, 2000, the Company had $50 million and $43 million, respectively, of notes outstanding under the Facility, collateralized by approximately $75 million and $70 million, respectively, in trade receivables.

6.       DERIVATIVE INSTRUMENTS

         Effective June 25, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are recorded either in current earnings or as a component of comprehensive income. As of September 23, 2000, the Company's derivative instruments included forward exchange contracts.

                                PRINTPACK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations of Printpack for the 13 weeks ended September 23, 2000 is compared to the same time period in fiscal 2000. The discussion and analysis of Printpack's financial condition compares its condition at September 23, 2000 to June 24, 2000.

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

RESULTS OF OPERATIONS

Thirteen weeks ended September 23, 2000 compared to September 25, 1999

         Net Sales. Net sales increased $26.0 million or 11.8% to $245.5 million in the fiscal 2001 period from $219.5 million in the fiscal 2000 period, primarily due to higher sales volumes generated by Printpack Enterprises, Ltd, the Company's subsidiary acquired from an affiliated entity in the United Kingdom during fiscal 2000.

         Gross Margin. Cost of goods sold increased $18.3 million or 9.7% to $206.6 million in the fiscal 2001 period from $188.3 million in the fiscal 2000 period. Cost of goods sold decreased to 84.2% of net sales in the fiscal 2001 period from 85.8% in the fiscal 2000 period, primarily due to increases in sales prices and productivity improvements. Gross margin, consequently, increased $7.8 million or 25.1% to $38.9 million in the fiscal 2001 period from $31.1 million in the fiscal 2000 period.

         Operating Expenses. Selling, administrative and research and development expenses increased $1.5 million or 7.8% to $20.8 million in the fiscal 2001 period from $19.3 million in the fiscal 2000 period. The increase is primarily a result of increases in salaries and related costs. In addition, the Company incurred additional operating expenses as a result of the acquisition described above. Selling, administrative and research and development expenses as a percentage of net sales decreased to 8.5% in the fiscal 2001 period from 8.8% in the fiscal 2000 period.

         Operating Income. Income from operations increased $6.3 million or 58.3% to $17.1 million in the fiscal 2001 period compared to $10.8 million in the fiscal 2000 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

         Other Income and Expense. Interest expense decreased $0.4 million or 3.2% to $12.2 million in the fiscal 2001 period from $12.6 million in the fiscal 2000 period. The decrease in interest expense for the fiscal 2001 period as compared to the fiscal 2000 period is primarily due to reductions in outstanding debt, partially offset by higher interest rates.

         Employees. At September 23, 2000, the Company had approximately 3,800 employees, of which approximately 1,000 at five manufacturing facilities are covered by collective bargaining agreements. The Company considers relations with its employees to be generally good. In addition, employees at the Company's Orange, Texas facility voted to decertify the union at the Orange facility during the first quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $2.9 million in the first 13 weeks of fiscal 2001 compared to $3.8 million in the corresponding period of fiscal 2000. After adding back depreciation and amortization to net income (loss), the Company's operations provided $17.4 million in cash in the first 13 weeks of fiscal 2001 compared to $13.1 million in the corresponding period of fiscal 2000. An additional $14.5 million was used in the first 13 weeks of fiscal 2001 as compared to $9.3 million used in the corresponding period of fiscal 2000 primarily due to increases in accounts receivable and inventory.

         Capital expenditures of $6.2 million in the first 13 weeks of fiscal 2001 and $3.3 million in the corresponding period of fiscal 2000 continued to be principally for new property, plant and equipment. Proceeds from the disposition of property and equipment were negligible for the first 13 weeks of both fiscal 2001 and fiscal 2000.

         Cash provided by financing activities in the first 13 weeks of fiscal 2001 was $3.4 million as compared to cash used in financing activities of $1.0 million in the corresponding period of fiscal 2000. The cash provided by financing activities during the fiscal 2001 period is primarily a result of the Company drawing down on its credit facilities to finance the increases in accounts receivable and inventory noted above. The Company also advanced approximately $1,690,000 and $948,000 to its parent, Printpack Holdings, Inc. during the first 13 weeks of fiscal 2001 and 2000, respectively. Cash used by financing activities during the first 13 weeks of fiscal 2000 was negligible. Total outstanding debt at September 23, 2000 of approximately $451.7 million included $141.4 million of floating rate and $310.3 million of fixed rate obligations. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to the Company's Parents' European operations.

         The Company's primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling $86.5 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At September 23, 2000 the Company had approximately $63.4 million available for borrowings under its credit agreements.

         The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $45.0 to $50.0 million for fiscal 2001. Approximately $15.0 million is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company's customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion should be read in conjunction with the Notes to Unaudited Financial Statements contained herein, as well as the Notes to Financial Statements contained in the Company's Form 10-K for the fiscal year ended June 24, 2000.

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

INTEREST RATE RISK

         With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $80,789,000 (at September 23, 2000) secured senior notes to banks payable in quarterly installments of $2,442,000 each through the first quarter of fiscal 2003, $1,663,000 in the second quarter of fiscal 2003, $220,000 in the third quarter of fiscal 2003 and continuing through the second quarter of fiscal 2004 and a final payment of $58,710,000 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable quarterly; (ii) $5,687,000 (at September 23, 2000) secured notes to a bank payable in annual installments of $1,458,000 each beginning in fiscal 2002 and continuing through fiscal 2004 and a final payment of $1,313,000 during fiscal 2005 (final installment due July 2004), with an interest rate tied to the bank's Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at September 23, 2000, nothing was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $4,954,000 outstanding at September 23, 2000); and (v) $50,000,000 (at September 23, 2000) outstanding under an accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. While changes in LIBOR, the Federal Funds rate and a bank's Base Rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flows would not be material. The carrying amounts of the Company's variable rate long-term debt approximate their fair values.

         At September 23, 2000, the Company's fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually;
(ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Printpack Holdings, Inc. payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company's fixed interest rate long-term debt.

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


                                        PRINTPACK, INC.

Dated: November 1, 2000                 By:        /s/ R. Michael Hembree
                                           ------------------------------------
                                        R. Michael Hembree
                                        Vice President-Finance
                                        (Principal Financial Officer and a duly
                                        authorized officer)

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------
   27


                          DESCRIPTION
                          -----------
                          Financial Data Schedule (Filed Electronically)