Form 10-Q
period 2000-12-23
PRINTPACK INC
filed 2001-02-02
CIK 202930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-13727

PRINTPACK, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0673779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4335 Wendell Drive, S.W., Atlanta, Georgia 30336
(Address of principal executive offices) (Zip Code)

(404) 691-5830
(Registrant’s telephone number, including area code)

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
Yes  [ X ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Total number of shares of outstanding stock (net of shares held in treasury) as of January 31, 2001:

Common stock, no par value....................4,218,560

PRINTPACK, INC.
INDEX

PART I	FINANCIAL INFORMATION

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

	Item 1.	Financial Statements

Balance Sheets at
December 23, 2000 and June 24, 2000

Statements of Operations and Comprehensive Income
for the 26 weeks ended December 23, 2000 and December 25, 1999

Statements of Operations and Comprehensive Income
for the 13 weeks ended December 23, 2000 and December 25, 1999

Statements of Cash Flows
for the 26 weeks ended December 23, 2000 and December 25, 1999

Statement of Changes in Shareholders’ Equity (Deficit)
for the 26 weeks ended December 23, 2000

Notes to Unaudited Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II	OTHER INFORMATION:

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART 1. FINANCIAL INFORMATION

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

      From time to time, Printpack, Inc. (“Printpack” or the “Company”) makes oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the “Report”), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; slowed growth in end user markets and pricing pressures; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company’s other publicly filed reports, including, but not limited to, the “Risk Factors” set forth in the Company’s Form 10-K for the fiscal year ended June 24, 2000.

      The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company’s expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1. FINANCIAL STATEMENTS

PRINTPACK, INC.
BALANCE SHEETS

	December 23,	June 24,
	2000	2000

	(Unaudited)
	(in thousands)
ASSETS

Current assets

Cash and cash equivalents	$1,351	$870

Trade accounts receivable, less allowance for doubtful accounts of $662 and $749	78,740	72,408

Inventories	79,840	84,323

Prepaid expenses and other current assets	12,936	13,678

Deferred income taxes	1,569	1,526

Total current assets	174,436	172,805

Property, plant and equipment, net	297,823	309,328

Goodwill, less accumulated amortization of $27,307 and $25,391	40,762	42,678

Other assets	23,043	24,822

Deferred income taxes	—	3,244

	$536,064	$552,877

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued expenses	$77,020	$74,477

Accrued salaries, wages, benefits and bonuses	14,673	18,673

Current maturities of long-term debt	9,769	9,769

Short-term borrowings under line of credit	1,920	4,410

Total current liabilities	103,382	107,329

Long-term debt	198,328	222,320

Subordinated long-term debt	210,305	210,305

Other long-term liabilities	25,454	23,556

Deferred income taxes	2,470	—

Total liabilities	539,939	563,510

Shareholders’ deficit

Common stock, no par value, 15,000,000 shares authorized, 4,218,560 shares issued and outstanding	1,011	1,011

Additional paid-in capital	6,687	6,687

Accumulated deficit	(7,170)	(14,937)

Receivable from parent	(3,587)	(1,897)

Accumulated other comprehensive income	(816)	(1,497)

Total shareholders’ deficit	(3,875)	(10,633)

Commitments and contingencies	—	—

	$536,064	$552,877

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	26 Weeks	26 Weeks
	Ended	Ended
	December 23,	December 25,
	2000	1999

	(Unaudited)	(Unaudited)

	(in thousands)
Net sales	$484,133	$445,366

Cost of goods sold	402,263	375,922

Gross margin	81,870	69,444

Selling, administrative and research and development expenses	44,043	41,350

Amortization of goodwill	1,916	1,916

Income from operations	35,911	26,178

Other (income) expense

Interest expense	23,986	25,133

Other, net	(660)	78

Income before provision (benefit) for income taxes	12,585	967

Provision (benefit) for income taxes	4,818	(215)

Net income	7,767	1,182

Other comprehensive income

Foreign currency translation adjustment (net of income tax expense (benefit) of $261 and ($95) )	420	(148)

Comprehensive income	$8,187	$1,034

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	13 Weeks	13 Weeks
	Ended	Ended
	December 23,	December 25,
	2000	1999

	(Unaudited)	(Unaudited)
	(in thousands)
Net sales	$238,677	$225,898

Cost of goods sold	195,702	187,586

Gross margin	42,975	38,312

Selling, administrative and research and development expenses	23,243	22,010

Amortization of goodwill	958	958

Income from operations	18,774	15,344

Other (income) expense

Interest expense	11,796	12,551

Other, net	(412)	186

Income before provision for income taxes	7,390	2,607

Provision for income taxes	2,975	512

Net income	4,415	2,095

Other comprehensive income

Foreign currency translation adjustment (net of income tax (benefit) expense of ($111) and $191)	(179)	300

Comprehensive income	$4,236	$2,395

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF CASH FLOWS

	26 Weeks	26 Weeks
	Ended	Ended
	December 23,	December 25,
	2000	1999

	(Unaudited)	(Unaudited)
	(in thousands)
Operating activities Net income	$7,767	$1,182

Depreciation and amortization	28,173	28,085

Other	6,473	4,791

Net cash provided by operating activities	42,413	34,058

Investing activities Purchases of property, plant and equipment	(13,868)	(10,881)

Proceeds from sale of property, plant and equipment	—	376

Net cash used in investing activities	(13,868)	(10,505)

Financing activities Principal payments on long-term debt	(29,884)	(4,884)

Net borrowings under revolving credit facility	5,000	—

Net borrowings (repayments) under receivable securitization facility	1,000	(14,000)

Net repayments on line of credit	(2,490)	(5,099)

Payment for receivable from parent	(1,690)	(948)

Net cash used in financing activities	(28,064)	(24,931)

Increase (decrease) in cash and cash equivalents	481	(1,378)

Cash and cash equivalents, beginning of period	870	1,565

Cash and cash equivalents, end of period	$1,351	$187

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

		Additional			Other	Total
	Common	Paid-In	Accumulated	Receivable	Comprehensive	Equity
	Stock	Capital	Deficit	From Parent	Income	(Deficit)

	(in thousands)
Balance as of June 24, 2000	$1,011	$6,687	($14,937)	($1,897)	($1,497)	($10,633)

Net income	—	—	7,767	—	—	7,767

Payment for receivable from parent	—	—	—	(1,690)	—	(1,690)

Foreign currency translation adjustment	—	—	—	—	681	681

Balance as of December 23, 2000	$1,011	$6,687	($7,170)	($3,587)	($816)	($3,875)

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 23, 2000

1.   BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Printpack, Inc. (“Printpack” or the “Company”) have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 24, 2000 and June 26, 1999 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 26 week and 13 week periods ended December 23, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  INVENTORIES

      Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and first-in, first-out (FIFO) method for international inventories.

      Inventories are summarized as follows:

	December 23,	June 24,
	2000	2000

	(Unaudited)
	(in thousands)
Raw materials	$31,617	$35,205

Work-in-process	7,681	9,996

Finished goods	61,758	60,222

	101,056	105,423

Reduction to state inventories at last-in, first-out cost (LIFO)	21,216	21,100

	$79,840	$84,323

3.  CONTINGENCIES

      Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

4.  RECEIVABLES SECURITIZATION FACILITY

      On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. (“Flexible Funding”), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the “Facility”). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At December 23, 2000 and June 24, 2000, the Company had $44 million and $43 million, respectively, of notes outstanding under the Facility, collateralized by approximately $69 million and $70 million, respectively, in trade receivables.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (Continued)

5.  DERIVATIVE INSTRUMENTS

      Effective June 25, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are recorded in current earnings. As of December 23, 2000, the Company’s derivative instruments included forward exchange contracts.

PRINTPACK, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations of Printpack for the 26 weeks and for the 13 weeks ended December 23, 2000 is compared to the same time periods in fiscal 2000. The discussion and analysis of Printpack’s financial condition compares its condition at December 23, 2000 to June 24, 2000.

      This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

Results of Operations

Twenty-six weeks ended December 23, 2000 compared to December 25, 1999

      Net Sales. Net sales increased $38.7 million or 8.7% to $484.1 million in the fiscal 2001 period from $445.4 million in the fiscal 2000 period, primarily due to higher sales volumes generated by Printpack Enterprises, Ltd, the Company’s subsidiary acquired during fiscal 2000.

      Gross Margin. Cost of goods sold increased $26.4 million or 7.0% to $402.3 million in the fiscal 2001 period from $375.9 million in the fiscal 2000 period. Cost of goods sold decreased to 83.1% of net sales in the fiscal 2001 period from 84.4% in the fiscal 2000 period, primarily due to increases in sales prices and productivity improvements. Gross margin, consequently, increased $12.5 million or 18.0% to $81.9 million in the fiscal 2001 period from $69.4 million in the fiscal 2000 period.

      Operating Expenses. Selling, administrative and research and development expenses increased $2.6 million or 6.3% to $44.0 million in the fiscal 2001 period from $41.4 million in the fiscal 2000 period. The increase is primarily a result of increases in salaries and related costs. In addition, the Company incurred additional operating expenses as a result of the acquisition described above. Selling, administrative and research and development expenses as a percentage of net sales decreased to 9.1% in the fiscal 2001 period from 9.3% in the fiscal 2000 period.

      Operating Income. Income from operations increased $9.7 million or 37.0% to $35.9 million in the fiscal 2001 period compared to $26.2 million in the fiscal 2000 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

      Other Income and Expense. Interest expense decreased $1.1 million or 4.4% to $24.0 million in the fiscal 2001 period from $25.1 million in the fiscal 2000 period. The decrease in interest expense for the fiscal 2001 period as compared to the fiscal 2000 period is primarily due to reductions in outstanding debt, partially offset by higher interest rates.

      Employees. At December 23, 2000, the Company had approximately 3,900 employees, of which approximately 800 at five manufacturing facilities were covered by collective bargaining agreements. The Company considers relations with its employees to be generally good. In addition, employees at the Company’s Orange, Texas facility voted to decertify the union at the Orange facility during first quarter of fiscal 2001.

Thirteen weeks ended December 23, 2000 compared to December 25, 1999

      Net Sales. Net sales increased $12.8 million or 5.7% to $238.7 million in the second quarter of fiscal 2001 from $225.9 million in the second quarter of fiscal 2000, primarily due to higher sales volumes generated by Printpack Enterprises, Ltd, the Company’s subsidiary acquired during fiscal 2000.

      Gross Margin. Cost of goods sold increased $8.1 million or 4.3% to $195.7 million in the second quarter of fiscal 2001 from $187.6 million in second quarter of fiscal 2000. Cost of goods sold decreased to 82.0% of net sales in the second quarter of fiscal 2001 from 83.0% in the second quarter of fiscal 2000, primarily due to increases in sales prices and productivity improvements. Gross margin, consequently, increased $4.7 million or 12.3% to $43.0 million in the second quarter of fiscal 2001 from $38.3 million in the second quarter of fiscal 2000.

      Operating Expenses. Selling, administrative and research and development expenses increased $1.2 million or 5.5% to $23.2 million in the second quarter of fiscal 2001 from $22.0 million in the second quarter of fiscal 2000. The increase is primarily a result of increases in salaries and related costs. In addition, the Company incurred additional operating expenses as a result of the acquisition described above. Selling, administrative and research and development expenses as a percentage of net sales was 9.7% in both the second quarter of fiscal 2001 and 2000.

      Operating Income. Income from operations increased $3.5 million or 22.9% to $18.8 million in the second quarter of fiscal 2001 compared to $15.3 million in the second quarter of fiscal 2000. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

      Other Income and Expense. Interest expense decreased $0.8 million or 6.3% to $11.8 million in the second quarter of fiscal 2001 from $12.6 million in the second quarter of fiscal 2000. The decrease in interest expense for fiscal 2001 period as compared to the fiscal 2000 period is primarily due to reductions in outstanding debt, partially offset by higher interest rates.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $42.4 million in the first 26 weeks of fiscal 2001 compared to $34.1 million in the corresponding period of fiscal 2000. After adding back depreciation and amortization to net income, the Company’s operations provided $35.9 million in cash in the first 26 weeks of fiscal 2001 compared to $29.3 million in the corresponding period of fiscal 2000. An additional $6.5 million in the first 26 weeks of fiscal 2001, primarily from decreases in inventory and increases in accounts payable and accrued expenses, was provided compared to $4.8 million provided in the corresponding period of fiscal 2000 primarily from reductions in prepaid expenses and other current assets. Depreciation and amortization for the first 26 weeks of fiscal 2001 were $28.2 million compared to $28.1 million for the corresponding period of fiscal 2000.

      Capital expenditures of $13.9 million in the first 26 weeks of fiscal 2001 and $10.9 million in the corresponding period of fiscal 2000 continued to be principally for new property, plant and equipment. Proceeds from the disposition of property and equipment were negligible for the first 26 weeks of both fiscal 2001 and fiscal 2000.

      Cash used in financing activities in the first 26 weeks of fiscal 2001 was $28.1 million as compared to cash used in financing activities of $24.9 million in the corresponding period of fiscal 2000. The cash used in financing activities during the fiscal 2001 period is primarily a result of the Company paying down on its long-term debt partially off-set by net borrowings under the company’s other bank credit facilities. The Company also advanced approximately $1,690,000 and $948,000 to its parent, Printpack Holdings, Inc. during the first 26 weeks of fiscal 2001 and 2000, respectively. Total outstanding debt at December 23, 2000 of approximately $420.3 million included $110.0 million of floating rate and $310.3 million of fixed rate obligations.

      The Company’s primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling $59.1 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At December 23, 2000 the Company had approximately $67.4 million available for borrowings under its credit agreements.

      The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $40.0 to $45.0 million for fiscal 2001. Approximately $15.0 million is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company’s customers.

      Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit agreement, sales of accounts receivable under its receivables securitization facility and other sources of liquidity, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company’s business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion should be read in conjunction with the Notes to Unaudited Financial Statements contained herein, as well as the Notes to Financial Statements contained in the Company’s Form 10-K for the fiscal year ended June 24, 2000.

      This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

INTEREST RATE RISK

      With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $53,347,000 (at December 23, 2000) secured senior notes to banks payable in quarterly installments of $2,442,000 each through the first quarter of fiscal 2003, $1,663,000 in the second quarter of fiscal 2003, $220,000 in the third quarter of fiscal 2003 and continuing through the second quarter of fiscal 2004 and a final payment of $33,710,000 during the third quarter of fiscal

2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable quarterly; (ii) $5,749,000 (at December 23, 2000) secured notes to a bank payable in annual installments of $1,474,000 each beginning in fiscal 2002 and continuing through fiscal 2004 and a final payment of $1,327,000 during fiscal 2005 (final installment due July 2004), with an interest rate tied to the bank’s Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly ($5,000,000 at December 23, 2000 was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $1,920,000 outstanding at December 23, 2000); and (v) $44,000,000 (at December 23, 2000) outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. While changes in LIBOR, the Federal Funds rate and a bank’s Base Rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations or cash flows would not be material. The carrying amounts of the Company’s variable rate long-term debt approximate their fair values.

      At December 23, 2000, the Company’s fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Printpack Holdings, Inc. payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company’s fixed interest rate long-term debt.

FOREIGN CURRENCY RISK

      The Company’s revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

      The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company’s policy not to enter into derivative transactions for speculative purposes.

INVESTMENT PORTFOLIO

      The Company does not use financial instruments for trading purposes. The Company invests its excess cash in short-term, highly liquid investments consisting primarily of overnight repurchase agreements. The market risk on such investments is minimal.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINTPACK, INC.

Dated: January 31, 2001	By:	/s/ R. Michael Hembree

R. Michael Hembree Vice President-Finance (Principal Financial Officer and a duly authorized officer)