Form 10-Q
period 2001-03-24
PRINTPACK INC
filed 2001-05-04
CIK 202930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-13727

PRINTPACK, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0673779 (I.R.S. Employer Identification No.)

4335 Wendell Drive, S.W., Atlanta, Georgia 30336
(Address of principal executive offices) (Zip Code)

(404) 691-5830
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of shares of outstanding stock (net of shares held in treasury) as of May 2, 2001:

Common stock, no par value	4,218,560

PRINTPACK, INC.
INDEX

PART I	FINANCIAL INFORMATION:

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

	Item 1.	Financial Statements

Balance Sheets at
March 24, 2001 and June 24, 2000

Statements of Operations and Comprehensive Income
for the 39 weeks ended March 24, 2001 and March 25, 2000

Statements of Operations and Comprehensive Income
for the 13 weeks ended March 24, 2001 and March 25, 2000

Statements of Cash Flows
for the 39 weeks ended March 24, 2001 and March 25, 2000

Statement of Changes in Shareholders’ Equity (Deficit)
for the 39 weeks ended March 24, 2001

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

ITEM 1. FINANCIAL STATEMENTS

PRINTPACK, INC.
BALANCE SHEETS

	March 24,	June 24,
	2001	2000

	(Unaudited)
	(in thousands)
ASSETS

Current assets
Cash and cash equivalents	$1,483	$870

Trade accounts receivable, less allowance for doubtful accounts of $662 and $749	79,472	72,408

Inventories	84,200	84,323

Prepaid expenses and other current assets	14,664	13,678

Deferred income taxes	1,653	1,526

Total current assets	181,472	172,805

Property, plant and equipment, net	298,114	309,328

Goodwill, less accumulated amortization of $28,260 and $25,391	39,809	42,678

Other assets	23,730	24,822

Deferred income taxes	—	3,244

	$543,125	$552,877

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$64,902	$74,477

Accrued salaries, wages, benefits and bonuses	19,297	18,673

Current portion of capital lease obligation	522	—

Current maturities of long-term debt	9,709	9,769

Short-term borrowings under line of credit	5,577	4,410

Total current liabilities	100,007	107,329

Long-term debt	200,771	222,320

Subordinated long-term debt	210,305	210,305

Long-term capital lease obligation	1,931	—

Other long-term liabilities	26,188	23,556

Deferred income taxes	3,800	—

Total liabilities	543,002	563,510

Shareholders’ equity (deficit)
Common stock, no par value, 15,000,000 shares authorized, 4,218,560 shares issued and outstanding	1,011	1,011

Additional paid-in capital	6,687	6,687

Accumulated deficit	(3,049)	(14,937)

Receivable from parent	(3,587)	(1,897)

Accumulated other comprehensive income	(939)	(1,497)

Total shareholders’ equity (deficit)	123	(10,633)

Commitments and contingencies	—	—

	$543,125	$552,877

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	39 Weeks	39 Weeks
	Ended	Ended
	March 24,	March 25,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)

Net sales	$725,027	$666,529

Cost of goods sold	600,770	564,120

Gross margin	124,257	102,409

Selling, administrative and research and development expenses	67,631	63,101

Amortization of goodwill	2,869	2,869

Income from operations	53,757	36,439

Other (income) expense

Interest expense	35,307	37,547

Other, net	(499)	(342)

Income (loss) before provision (benefit) for income taxes	18,949	(766)

Provision (benefit) for income taxes	7,061	(489)

Net income (loss)	11,888	(277)

Other comprehensive income Foreign currency translation adjustment (net of income tax expense of $208 and $225)	350	352

Comprehensive income	$12,238	$75

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	13 Weeks	13 Weeks
	Ended	Ended
	March 24,	March 25,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)

Net sales	$240,894	$221,163

Cost of goods sold	198,507	188,198

Gross margin	42,387	32,965

Selling, administrative and research and development expenses	23,583	21,751

Amortization of goodwill	958	958

Income from operations	17,846	10,256

Other (income) expense

Interest expense	11,321	12,414

Other, net	161	(425)

Income (loss) before provision (benefit) for income taxes	6,364	(1,733)

Provision (benefit) for income taxes	2,243	(274)

Net income (loss)	4,121	(1,459)

Other comprehensive income Foreign currency translation adjustment (net of income tax (benefit) expense of ($43) and $320 )	(80)	500

Comprehensive income (loss)	$4,041	$(959)

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF CASH FLOWS

	39 Weeks	39 Weeks
	Ended	Ended
	March 24,	March 25,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)

Operating activities

Net income (loss)	$11,888	$(277)

Depreciation and amortization	42,496	42,074

Other	(5,444)	(1,229)

Net cash provided by operating activities	48,940	40,568

Investing activities

Purchases of property, plant and equipment	(26,735)	(15,409)

Proceeds from sale of property, plant and equipment	271	376

Net cash used in investing activities	(26,464)	(15,033)

Financing activities

Principal payments on long-term debt	(32,325)	(7,327)

Net borrowings under revolving credit facility	10,000	—

Net borrowings (repayments) under receivable securitization facility	1,000	(14,000)

Net borrowings (repayments) on line of credit	1,167	(3,634)

Payment for receivable from parent	(1,690)	(948)

Payments under capital lease obligations	(15)	—

Net cash used in financing activities	(21,863)	(25,909)

Increase (decrease) in cash and cash equivalents	613	(374)

Cash and cash equivalents, beginning of period	870	1,565

Cash and cash equivalents, end of period	$1,483	$1,191

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

		Additional			Other	Total
	Common	Paid-In	Accumulated	Receivable	Comprehensive	Equity
	Stock	Capital	Deficit	From Parent	Income	(Deficit)

	(in thousands)

Balance as of June 24, 2000	$1,011	$6,687	$(14,937)	$(1,897)	$(1,497)	$(10,633)

Net income	—	—	11,888	—	—	11,888

Payment for receivable from parent	—	—	—	(1,690)	—	(1,690)

Foreign currency translation adjustment	—	—	—	—	558	558

Balance as of March 24, 2001	$1,011	$6,687	$(3,049)	$(3,587)	$(939)	$123

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 24, 2001

1.   BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Printpack, Inc. (“Printpack” or the “Company”) have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 24, 2000 and June 26, 1999 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 39 week and 13 week periods ended March 24, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   INVENTORIES

      Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and first-in, first-out (FIFO) method for international inventories.

      Inventories are summarized as follows:

	March 24,	June 24,
	2001	2000

	(Unaudited)
	(in thousands)

Raw materials	$33,918	$35,205

Work-in-process	9,609	9,996

Finished goods	62,542	60,222

	106,069	105,423

Reduction to state inventories at last-in, first-out cost (LIFO)	21,869	21,100

	$84,200	$84,323

3.   CONTINGENCIES

      Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

4.   RECEIVABLES SECURITIZATION FACILITY

      On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. (“Flexible Funding”), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the “Facility”). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At March 24, 2001 and June 24, 2000, the Company had $44 million and $43 million, respectively, of notes outstanding under the Facility, collateralized by approximately $70 million in trade receivables.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

5.   DERIVATIVE INSTRUMENTS

      Effective June 25, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are recorded either in current earnings or as a component of other comprehensive income. As of March 24, 2001, the Company’s derivative instruments included forward exchange contracts for which changes in fair value are included in current earnings.

PRINTPACK, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations of Printpack, Inc. (“Printpack” or the “Company”) for the 39 weeks and for the 13 weeks ended March 24, 2001 is compared to the same time periods in fiscal 2000. The discussion and analysis of Printpack’s financial condition compares its condition at March 24, 2001 to June 24, 2000.

      This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption "'Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

Recent Developments

      On April 4, 2001, the Company announced that it had entered into a letter of intent to acquire the business and assets of Independent Packaging, L.P. Independent Packaging is the third largest manufacturer in the United States of flexible film packaging for the wholesale bakery business. Independent Packaging employs 160 people at its Bloomington, Indiana manufacturing site and its offices in Dallas, Texas. The non-binding letter of intent contemplates that the parties will negotiate a definitive agreement for this purchase, which would include customary conditions to closing. The parties expect the transaction to be completed by the end of June 2001. Although the parties have executed a letter of intent, the Company cannot guarantee that negotiations with Independent Packaging will be successfully completed.

Results of Operations

Thirty-nine weeks ended March 24, 2001 compared to March 25, 2000

      Net Sales. Net sales increased $58.5 million or 8.8% to $725.0 million in the fiscal 2001 period from $666.5 million in the fiscal 2000 period. Printpack Enterprises, Ltd, the Company’s subsidiary acquired during fiscal 2000, accounted for approximately $27.3 million or 4.1% of the increase. The majority of the remaining increase was primarily due to higher sales volume.

      Gross Margin. Cost of goods sold increased $36.7 million or 6.5% to $600.8 million in the fiscal 2001 period from $564.1 million in the fiscal 2000 period. Cost of goods sold decreased to 82.9% of net sales in the fiscal 2001 period from 84.6% in the fiscal 2000 period, primarily due to increases in sales prices and productivity improvements. Gross margin, consequently, increased $21.9 million or 21.4% to $124.3 million in the fiscal 2001 period from $102.4 million in the fiscal 2000 period.

      Operating Expenses. Selling, administrative and research and development expenses increased $4.5 million or 7.1% to $67.6 million in the fiscal 2001 period from $63.1 million in the fiscal 2000 period. The increase is primarily a result of increases in salaries and related costs. In addition, the Company incurred additional operating expenses as a result of the acquisition described above. Selling, administrative and research and development expenses as a percentage of net sales decreased to 9.3% in the fiscal 2001 period from 9.5% in the fiscal 2000 period.

      The Company recorded impairment charges of $786,000 and $656,000 during fiscal 2001 and 2000, respectively, to write-down the carrying value of certain fixed assets.

      Operating Income. Income from operations increased $17.4 million or 47.8% to $53.8 million in the fiscal 2001 period compared to $36.4 million in the fiscal 2000 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

      Other Income and Expense. Interest expense decreased $2.2 million or 5.9% to $35.3 million in the fiscal 2001 period from $37.5 million in the fiscal 2000 period. The decrease in interest expense for the fiscal 2001 period as compared to the fiscal 2000 period is primarily due to reductions in outstanding debt, partially offset by higher interest rates.

      Employees. At March 24, 2001, the Company had approximately 3,750 employees, of which approximately 800 at five manufacturing facilities were covered by collective bargaining agreements. The Company considers relations with its employees to be generally good. In addition, employees at the Company’s Orange, Texas facility voted to decertify the union at the Orange facility during first quarter of fiscal 2001.

Thirteen weeks ended March 24, 2001 compared to March 25, 2000

      Net Sales. Net sales increased $19.7 million or 8.9% to $240.9 million in the third quarter of fiscal 2001 from $221.2 million in the third quarter of fiscal 2000. Printpack Enterprises, Ltd, the Company’s subsidiary acquired during fiscal 2000, accounted for approximately $9.2 million or 4.2% of the increase. The majority of the remaining increase was primarily due to higher sales volume.

      Gross Margin. Cost of goods sold increased $10.3 million or 5.5% to $198.5 million in the third quarter of fiscal 2001 from $188.2 million in third quarter of fiscal 2000. Cost of goods sold decreased to 82.4% of net sales in the third quarter of fiscal 2001 from 85.1% in the third quarter of fiscal 2000, primarily due to increases in sales prices and productivity improvements. Gross margin, consequently, increased $9.4 million or 28.5% to $42.4 million in the third quarter of fiscal 2001 from $33.0 million in the third quarter of fiscal 2000.

      Operating Expenses. Selling, administrative and research and development expenses increased $1.8 million or 8.3% to $23.6 million in the third quarter of fiscal 2001 from $21.8 million in the third quarter of fiscal 2000. The increase is primarily a result of increases in salaries and related costs. In addition, the Company incurred additional operating expenses as a result of the acquisition described above. Selling, administrative and research and development expenses as a percentage of net sales decreased to 9.8% in the fiscal 2001 period from 9.9% in the fiscal 2000 period. The Company recorded impairment charges of $786,000 and $656,000 during the third quarter of fiscal 2001 and 2000, respectively, to write-down the carrying value of certain fixed assets.

      Operating Income. Income from operations increased $7.5 million or 72.8% to $17.8 million in the third quarter of fiscal 2001 compared to $10.3 million in the third quarter of fiscal 2000. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

      Other Income and Expense. Interest expense decreased $1.1 million or 8.9% to $11.3 million in the third quarter of fiscal 2001 from $12.4 million in the third quarter of fiscal 2000. The decrease in interest expense for the fiscal 2001 period as compared to the fiscal 2000 period is primarily due to reductions in outstanding debt.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $48.9 million in the first 39 weeks of fiscal 2001 compared to $40.6 million in the corresponding period of fiscal 2000. After adding back depreciation and amortization to net income, the Company’s operations provided $54.4 million in cash in the first 39 weeks of fiscal 2001 compared to $41.8 million in the corresponding period of fiscal 2000. An additional $5.4 million was used in the first 39 weeks of fiscal 2001 as compared to $1.2 million used in the corresponding period of fiscal 2000, primarily for working capital increases. Depreciation and amortization for the first 39 weeks of fiscal 2001 were $42.5 million compared to $42.1 million for the corresponding period of fiscal 2000.

      Capital expenditures of $26.7 million in the first 39 weeks of fiscal 2001 and $15.4 million in the corresponding period of fiscal 2000 continued to be principally for new property, plant and equipment. Proceeds from the disposition of property and equipment were negligible for the first 39 weeks of both fiscal 2001 and fiscal 2000.

      Cash used in financing activities in the first 39 weeks of fiscal 2001 was $21.9 million as compared to cash used in financing activities of $25.9 million in the corresponding period of fiscal 2000. The cash used in financing activities during the fiscal 2001 period is primarily a result of the Company paying down its long-term debt partially off-set by net borrowings under the company’s other bank credit facilities. The Company also advanced approximately $1,690,000 and $948,000 to its parent, Printpack Holdings, Inc., during the first 39 weeks of fiscal 2001 and 2000, respectively. Total outstanding debt at March 24, 2001 of approximately $426.4 million included $116.1 million of floating rate and $310.3 million of fixed rate obligations.

      The Company’s primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling $56.4 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At March 24, 2001 the Company had approximately $58.8 million available for borrowings under its credit agreements.

      The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $40.0 to $45.0 million for fiscal 2001, excluding the Independent Packaging, L.P. acquisition described above. Approximately $15.0 million is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company’s customers.

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

INTEREST RATE RISK

      With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $50,905,000 (at March 24, 2001) secured senior notes to banks payable in quarterly installments of $2,442,000 each through the second quarter of fiscal 2002, $2,383,000 in the third quarter of fiscal 2002, $220,000 in the fourth quarter of fiscal 2002 and continuing through the second quarter of fiscal 2004 and a final payment of $39,656,000 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable quarterly; (ii) $5,575,000 (at March 24, 2001) secured notes to a bank payable in annual installments of $1,429,000 each beginning in fiscal 2002 and continuing through fiscal 2004 and a final payment of $1,288,000 during fiscal 2005 (final installment due July 2004), with an interest rate tied to the bank’s Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly ($10,000,000 at March 24, 2001 was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $5,577,000 outstanding at March 24, 2001); and (v) $44,000,000 (at March 24, 2001) outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. While changes in LIBOR, the Federal Funds rate and a bank’s Base Rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations or cash flows would not be material. The carrying amounts of the Company’s variable rate long-term debt approximate their fair values.

      At March 24, 2001, the Company’s fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Printpack Holdings, Inc. payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company’s fixed interest rate long-term debt.

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

PRINTPACK, INC.

Dated: May 2, 2001	By: /s/ R. Michael Hembree

R. Michael Hembree

Vice President-Finance

(Principal Financial Officer and a duly

authorized officer)