Form 10-K405
period 2001-06-30
PRINTPACK INC
filed 2001-09-27
CIK 202930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to __________________

Commission file number 333-13727
PRINTPACK, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0673779

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4335 Wendell Drive, S.W.
Atlanta, Georgia 30336
(Address of principal executive offices)

(404) 691-5830
(Registrant’s telephone number, including area code)

(Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established trading market for the Common Stock of the Registrant. All shares of Common Stock are held by affiliates of the registrant at June 30, 2001.

     The number of shares of the registrant’s Common Stock outstanding at September 14, 2001 was 4,218,560.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, Printpack, Inc. (“Printpack” or the “Company”) makes oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-K (the “Report”), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Readers of this Report are encouraged to read these cautionary statements carefully. For a discussion of specific factors affecting the Company’s business and prospects, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

     The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company’s expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

Item 1.  Business

General

     Printpack, Inc., a Georgia corporation (“Printpack” or the “Company”) is one of the largest domestic manufacturers and converters of flexible packaging products with revenues of $1,026.5 million for the fiscal year ended June 30, 2001. The Company supplies packaging products to leading food and consumer products companies that make salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue and towels. The Company has long standing relationships with nationally recognized, brand name food and consumer products companies such as Frito-Lay, Georgia Pacific, Kellogg, General Mills, Hershey, Nabisco, Nestle, and Quaker Oats. Based on industry data and the Company’s estimates, management believes that the Company has leading market shares in several end use categories of flexible packaging including salted snack foods, cookies/crackers and confectionery products.

     Founded in 1956, the Company is a private company headquartered in Atlanta, Georgia and is owned and managed by the founding family, together with several long-term members of management. The Company currently operates 17 primary manufacturing facilities in 12 states, Mexico and the United Kingdom. The Company’s products include a wide variety of high value-added flexible packaging products, including: (i) laminates made of various layers of plastic film, aluminum foil, metallized films and paper with specialized coatings; (ii) cast and blown monolayer films; and (iii) co-extruded films.

Industry

     Flexible packaging products are thin, pliable bags, pouches, labels or wraps for food and other consumer goods and related containers, which are generally produced from single-web substrates or multi-web laminates of various types of plastic, paper, film and foil. Flexible packaging products are manufactured to provide a broad range of protection for packaged goods while also providing packaging that is cost-effective, space-saving, lightweight, tamper evident, convenient and disposable. Over the last several years, end users of flexible packaging have increasingly sought better and less expensive packaging alternatives to meet changing demographics and customer needs. Many new food categories require more sophisticated packaging structures to improve freshness, shelf life and resealability. Packaging must have specific barrier characteristics against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, packaging and changes in packaging graphics, often for short-term promotions, increasingly are used to attract customers and differentiate products at the point of sale. Major end users in the food and other consumer product industries are generally reducing the number of suppliers which places an emphasis on cultivating strong customer relationships.

     Management believes that the growth of the flexible packaging industry has been and will continue to be driven by the following:

•	the shift from rigid containers (paperboard, glass and plastic) to lower cost and lighter weight flexible packaging;
•	changing demographic trends that have increased the demand for more convenient forms of packaging, such as single servings and packaging that extends product shelf life;
•	the growth in several major end use market segments;
•	new food categories that require more complex packaging barriers;
•	concerns over waste and resource reduction; and
•	increasing demand for specialized packaging with enhanced barrier properties and distinctive graphics.

Business Strategy

     Printpack focuses its sales and marketing efforts, technical development initiatives, and manufacturing capabilities on targeted end use markets for flexible packaging, with the goals of achieving critical mass and leading market shares. Printpack has achieved strong positions in these markets by (i) making customer service its first priority, (ii) achieving economies of scale and manufacturing efficiencies to remain a low cost producer, (iii) investing in state-of-the-art equipment, and technological and production innovation, and (iv) providing high value-added flexible packaging structures and enhanced graphics. By focusing its equipment and facilities on specific market segments and product structures, the Company has been able to provide high quality products and service and realize production efficiencies. The Company seeks to leverage its strong customer relationships, market leadership and economies of scale to earn additional business from existing customers and to attract new customers. Printpack has developed mutually beneficial relationships with large food and consumer product companies and has benefited from the expanding market shares of such customers.

   Customer Service

     Over the last several years, flexible packaging customers have generally been reducing the number of their flexible packaging suppliers. Customers have sought to focus their relationships with suppliers that provide high quality products, superior service and the ability to offer a broad range of flexible packaging products at competitive costs. The Company is dedicated to working with customers to provide products that meet their particular needs and that can be manufactured efficiently and cost effectively. Management believes that these efforts have enabled the Company to build and maintain long-term customer relationships, many of which have existed for over 20 years.

     Printpack’s product lines also meet a wide spectrum of flexible packaging end uses, each of which has its own manufacturing and technical complexities. The Company is able to offer individual market expertise and product focus, as well as a broad range of flexible packaging alternatives for each end user. Field service representatives, who are knowledgeable in both the Company’s products and its customers’ equipment and processes, are often at customer sites to assist in the use of Company products. Customer service is enhanced in various other ways as well.

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

   Technological Innovation

     Throughout the development of the flexible packaging industry from simple surface printed cellophane wrappers to high quality, multi-layer, printed, laminated and co-extruded plastic packaging, Printpack has been focused exclusively on flexible packaging and has anticipated end user demands through continuing product and process innovation. New and more complex product structures demand manufacturing processes that can produce high quality packaging that can be changed to meet end user marketing programs, yet are cost-effective. Printpack’s manufacturing and technical resources give it significant advantages in this area. The Company also works with equipment manufacturers to design and build specific new processing capabilities.

     In maintaining its position in technology, Printpack has invested in new techniques such as laser engraving, photo polymer and other pre-press processes, and innovative and improved processes for coating, laminating and metallizing. These new techniques have significantly reduced the length of the product change cycle as well as the amount of waste produced.

   High Value-Added Products

     Printpack believes that demand and innovation in the flexible packaging industry are driven primarily by the larger packaged foods and consumer products companies. Such users continually seek higher quality, lighter weight packaging with more complex barrier properties and distinctive graphics. Flexible packaging must be compatible with such customers’ packaging machinery and production lines, and also must maintain product integrity during shipment, extend a product’s freshness and shelf life and improve resealability consistent with each packaged product’s needs. To accomplish these objectives, flexible packaging must have specific barrier characteristics to protect against light, moisture, gas (primarily oxygen) and aroma consistent with the type of food packaged. In addition, marketing and promotional displays increasingly require high quality, multicolor printing and packaging. The Company’s flexographic and rotogravure processes allow it to produce high definition graphics with photographic quality images on flexible substrates. From Printpack’s laser-etched printing plates and cylinders that produce high quality products to a process that makes it economically attractive to add holographic images to customers’ packages, the Company is able to accommodate its customers’ desires for advanced graphics capabilities. The Company has sought to utilize its technological, manufacturing and cost advantages to achieve strong positions in high value-added packaging product structures. Printpack is also one of the few flexible packaging manufacturers that produce high value-added metallized films in-house, thereby capturing time and cost advantages.

Customers and Markets

     Printpack provides its customers with a variety of flexible packaging materials with a primary focus on packaging products for salted snack foods, cookies/crackers, confectionery, cereal, beverages, diapers, tissue/towel, copy paper, rice, meats and bakery end users. Frito-Lay, the largest U.S. salted snack food company, is Printpack’s largest customer and accounted for approximately 19% of the Company’s fiscal 2001 annual revenues. Frito-Lay is the Company’s only customer that accounted for more than 10% of Printpack’s fiscal 2001 revenues. Printpack has historically enjoyed close relationships with its customers, cultivated over many years by emphasizing value-added services in packaging design and engineering, consistency of service, reliability, and competitive costs. There can be no assurance, however, that the Company will be able to maintain such relationships, and the loss of one or more major customers, or a material reduction in the sales to such customers would have a material adverse effect on the Company’s results of operations, EBITDA and cash flow and on its ability to service its indebtedness. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – The Company’s operating performance is dependent upon a limited number of customers.”

Sales, Marketing and Distribution

     Sales associates primarily work out of sales offices located primarily throughout the U.S. All Printpack sales force personnel and customer service representatives undergo extensive training programs before assuming account responsibilities. Printpack’s management believes that it is critical to the Company’s success for its sales and marketing associates to have in-depth knowledge of the various characteristics and properties of a wide range of the Company’s packaging structures.

     The Company’s technical service representatives visit customer locations routinely to ensure that Printpack’s packaging materials are running efficiently on each customer’s equipment. These customer service representatives are on call 24 hours a day. In order to accommodate a variety of customer preferences, the Company distributes its products principally through customers’ transportation networks and third party carriers, although the Company does operate a small fleet of trucks and trailers.

Manufacturing Process

     Printpack manufactures a wide variety of high value-added flexible packaging products, including laminates made of various layers of plastic film, aluminum foil, metallized films, paper and specialized coatings, as well as cast and blown monolayer and co-extruded films. The flexible packaging produced by Printpack uses a range of raw materials, all of which are available from multiple suppliers. These raw materials consist primarily of plastic resin, film, paper, foil and ink which typically represent 50-60% of the sales price of the final products. Flexible packaging manufacturers typically are able to pass increases in raw material costs on to their customers, although the pass-through generally lags several months. Significant and abrupt increases in raw material prices, particularly those on low-density and linear low-density polyethylene and on polypropylene, could have adverse short-term effects on the Company’s margins. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – A decline in the supply of raw materials may increase the Company’s operating costs – The Company may not be able to increase prices in response to increased operating costs.”

Employees

     At June 30, 2001, the Company had approximately 3,800 employees. Approximately 900 of these employees at five of the Company’s facilities were covered by eight collective bargaining agreements. The Company considers relations with its employees to be generally good.

Patents and Trademarks

     Printpack has a number of trademarks registered in the U.S. and several foreign countries, including the Company’s principal mark, Printpack. Printpack also has a number of patents and pending patent applications in the U.S. and in several other countries. The Company has transferred all its intellectual property to Printpack Illinois, Inc. (“Printpack Illinois”), a subsidiary of the Company. Printpack Illinois has licensed such properties to the Company and its affiliates. Although Printpack’s management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Printpack trademark, would not have a material adverse effect on the Company’s operations.

Seasonality

     Certain of the end uses for certain of the Company’s products are seasonal. Demand in many snack food and soft drink markets is generally higher in the spring and summer. As a result, the Company’s sales and profits are generally higher in the Company’s fourth quarter (ending the last Saturday in June) than in any other quarter during its fiscal year. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest.

Competition

     The flexible packaging industry includes several hundred competitors. Based on management estimates, the Company believes that it is one of the largest of these manufacturers in the flexible packaging industry. Other sales leaders in this industry include American Packaging, Bemis, Bryce, Cryovac (a division of Sealed Air Corporation), Lawson Mardon Packaging (a division of Alcan), Pechiney Plastic Packaging (packaging operations of the former American National Can Corporation), Pliant Corporation (formerly Huntsman Packaging) and Alcoa Packaging and Consumer Products (a division of Alcoa), many of which are well capitalized and maintain a strong market presence in the various markets in which Printpack competes. Several of these competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company and, therefore, may have certain competitive advantages vis-a-vis Printpack. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – The Company may be unable to repay its indebtedness if it does not successfully compete within its industry.”

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

     The Company cannot assure, however, that it will not in the future incur any additional liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites), and/or the off-site disposal of hazardous substances. The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

     The United States Food and Drug Administration (“FDA”) regulates the material content of direct-contact food containers and packages, including certain containers manufactured by the Company. The Company uses approved resins and other raw materials in the direct-contact aspect of food product packaging. Company management believes that the Company is in material compliance with all such applicable FDA regulations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Potential exposure to environmental liabilities – The Company may be liable for penalties under a variety of environmental laws, even if the Company did not cause any environmental problems.”

Item 2.  Properties

     Printpack operates in a number of locations in the U.S., one location in Mexico and one location in the United Kingdom. At the end of fiscal 2001, the Company’s primary locations, all of which are in modern condition and are owned by the Company, except for leased plants located in Orange, Texas and Williamsburg, Virginia, were as follows: Atlanta, Georgia; Elgin, Illinois; Fredericksburg, Virginia; Grand Prairie, Texas; Hendersonville, North Carolina; Prescott Valley, Arizona; Rhinelander, Wisconsin; Villa Rica, Georgia; Greensburg, Indiana; Jackson, Tennessee; New Castle, Delaware; Orange, Texas; Shreveport, Louisiana; St. Louis, Missouri; Williamsburg, Virginia; Queretaro, Mexico and Bury, England. The Elgin, Illinois, Queretaro, Mexico, and Bury, England plants are owned and operated by wholly owned subsidiaries of the Company.

     Printpack also operates sales and marketing offices in various locations throughout the U.S. and one sales office in Mexico. The majority of these sales offices are leased while some are located at certain manufacturing facilities.

Item 3.  Legal Proceedings

     Except for routine litigation incidental to the business of the Company, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company has been designated by the EPA and/or other responsible state agencies as a PRP (as previously defined) at various waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination and for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon Printpack’s financial condition, results of operations or cash flows. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Potential exposure to environmental liabilities – The Company may be liable for penalties under a variety of environmental laws, even if the Company did not cause any environmental problems.”

Item 4.  Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the 2001 fiscal year ended June 30, 2001.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

     There is no established public trading market for the common stock of the Company, all of the shares of which were held of record by three holders as of September 14, 2001. The Company has not sold any securities in the last three fiscal years.

     The Company is currently restricted from paying dividends by the Indenture, dated August 22, 1996, between the Company and State Street Bank as Trustee relating to the 9 7/8% Senior Notes due August 2004, the Indenture, dated August 22, 1996, between the Company and State Street Bank as Trustee relating to the 10 5/8% Senior Subordinated Notes due August 2006 and the Amended and Restated Credit Agreement, dated as of May 21, 1999 and amended as of December 15, 1999, and April 20, 2001, by and among the Company, the lenders thereto and Bank One, N.A. (formerly the First National Bank of Chicago), as Contractual Representative. The Company paid no dividends during the fiscal years ended June 30, 2001 and June 24, 2000.

Item 6.  Selected Financial Data

     The selected historical financial data of Printpack set forth below has been derived from the Company’s audited financial statements as of and for the fiscal years ended June 30, 2001, June 24, 2000, June 26, 1999, June 27, 1998, and June 28, 1997. The following selected financial data should be read in conjunction with the Company’s Financial Statements and related notes thereto included elsewhere in this Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 below.

	Fiscal Year Ended June (1)

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Statement of Income Data:

Net sales	$1,026,506	$928,530	$867,159	$851,600	$802,293

Income from operations	75,668	51,249	46,695	44,959	30,833

Income (loss) before extraordinary item	24,825	1,086	(2,376)	(9,491)	(14,561)

Extraordinary item-loss on early extinguishment of debt	—	—	—	—	(1,631)

Net income (loss)	24,825	1,086	(2,376)	(9,491)	(16,192)

Balance Sheet Data:

Total assets	554,008	552,877	591,363	608,436	650,510

Short-term debt	825	4,410	5,496	3,445	3,831

Long-term debt	396,537	442,394	484,305	498,305	538,384

Shareholders’ equity (deficit)	13,968	(10,633)	(8,779)	(5,949)	3,542

Other Financial Data:

Ratio of earnings to fixed charges(2)	1.8x	1.0x	0.9x	0.8x	0.6x

(1)	The Company’s fiscal year ends on the last Saturday of June.

(2)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, “earnings” include operating income (loss) before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, whether expensed or capitalized, amortization of debt expense and discount or premium relating to any indebtedness, whether expensed or capitalized, and the portion of rental expense that is representative of the interest factor in these rentals. In fiscal 1999, 1998 and 1997, earnings were insufficient to cover fixed charges by approximately $3,341,000, $11,251,000 and $17,860,000, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains certain forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see “Risk Factors” below.

Recent Developments

     On July 9, 2001, the Company completed the acquisition of the business and assets of Independent Packaging, L.P. Independent Packaging is the third largest manufacturer in the United States of flexible film packaging for the wholesale bakery business. Independent Packaging employs 160 people at its Bloomington, Indiana manufacturing site and its offices in Dallas, Texas.

Results of Operations

   General

     Printpack, Inc. (the “Company”) is one of the largest domestic manufacturers and converters of flexible packaging products with revenues of $1,026.5 million for the fiscal year ended June 30, 2001. The Company supplies packaging products to leading food and consumer products companies that make salted snacks, cookies/crackers and confectionery, bakery, cereal, meats, tissue and towels. The Company has longstanding relationships with nationally recognized, brand name food and consumer products companies such as Frito-Lay, Georgia Pacific, Kellogg, General Mills, Hershey, Nabisco, Nestle, and Quaker Oats.

     Founded in 1956, the Company is a private company headquartered in Atlanta, Georgia and is owned and managed by the founding family, together with several long-term members of management. The Company currently operates 17 primary manufacturing facilities in 12 states, Mexico and the United Kingdom. The Company’s products include a wide variety of high value-added flexible packaging products including: (i) laminates made of various layers of plastic film, aluminum foil, metallized films, and paper with specialized coatings; (ii) cast and blown monolayer films; and (iii) co-extruded films.

     As a result of the additional assets obtained in a significant acquisition that occurred in fiscal 1997, the Company recorded expenses that are in excess of its historical levels, as well as reserves for cost reduction measures and other adjustments to its balance sheet. In addition, the results of operations of the Company in fiscal 2001, 2000 and 1999, as compared with historical results, were significantly affected by the substantial increase in the Company’s outstanding indebtedness in connection with the financing of the acquisition, including interest charges on the Company’s indebtedness. The Company’s credit agreements include various affirmative, negative and financial covenants with which it must comply, including but not limited to, the maintenance of certain financial ratios, and limitations on the incurrence of additional indebtedness and the payment of dividends.

     Over the last several years, several of the Company’s larger customers have consolidated their purchasing of flexible packaging materials with a smaller number of suppliers. More recently, certain of the Company’s customers have sought to reduce their packaging costs by seeking price reductions from their suppliers. The Company’s customers regularly seek competitive bids for flexible packaging materials and in some cases the Company has reduced its prices to respond to competitive price pressure. In order to counteract the impact of this pricing pressure on operating margins, the Company has sought to reduce its costs through productivity improvements and other internal cost control initiatives. The Company expects that it will continue to experience competitive pricing pressure and intends to continue to focus on productivity improvements in order to protect operating margins.

   Fiscal Year 2001 Compared to Fiscal Year 2000

     Net Sales

     Net sales increased $98.0 million (10.6%) to $1,026.5 million in fiscal 2001 from $928.5 million in fiscal 2000. Printpack Enterprises, Ltd, the Company’s subsidiary acquired during fiscal 2000, accounted for approximately $38.5 million or 4.1% of the increase. The majority of the remaining increase was primarily due to higher sales volumes.

     Gross Margin

     Gross margin in fiscal 2001 increased $31.7 million or 22.7% to $171.6 million from $139.9 million in fiscal 2000. Gross margin as a percentage of net sales in fiscal 2001 increased to 16.7% compared to 15.1% in fiscal 2000. The increase in gross margin percentage is primarily attributable to increases in sales prices and productivity improvements.

     Operating Expenses

     Selling, administrative and research and development expenses increased $7.2 million (8.5%) to $92.1 million in fiscal 2001 from $84.9 million in fiscal 2000. The increase is primarily a result of increases in salaries, bonuses, and related costs. In addition, the Company incurred additional operating expenses as a result of the acquisition of Printpack Enterprises, Ltd. described above. Selling, administrative and research and development expenses as a percentage of net sales decreased to 9.0% in fiscal 2001 from 9.1% in fiscal 2000.

     The Company recorded impairment charges of $786,000 and $656,000 during fiscal 2001 and 2000, respectively, to write-down the carrying value of certain fixed assets.

     Operating Income

     Income from operations increased $24.5 million (47.9%) to $75.7 million in fiscal 2001 from $51.2 million in fiscal 2000. The increase was due to higher margins, partially offset by higher selling, administrative and research and development expenses described above.

Other Income and Expense

     Interest expense in fiscal 2001 decreased by $3.7 million (7.4%) to $46.0 million in fiscal 2001 from $49.7 million in fiscal 2000. The decrease in interest expense for fiscal 2001 as compared to fiscal 2000 is primarily due to reductions in outstanding debt, partially offset by higher interest rates.

     During the fourth quarter of fiscal 2001, the Company recorded a gain on life insurance policies totaling approximately $5.9 million.

     As a result of the foregoing, income before provision for income taxes totaled $36.5 million in fiscal 2001 as compared to $1.5 million in fiscal 2000. Income tax expense for fiscal 2001 totaled $11.7 million (32.0% of income before provision for income taxes) as compared $0.4 million in fiscal 2000 (29.2% of income before provision for income taxes). The increase in the effective tax rate from fiscal 2000 to fiscal 2001 is primarily due to the adjustment of valuation allowances for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions, partially offset by the non-taxable gain on life insurance policies described above.

     Net income for fiscal 2001 was $24.8 million as compared to net income of $1.1 million in fiscal 2000. The increase in income is primarily a result of the increase in net sales and other changes described above.

Fiscal Year 2000 Compared to Fiscal Year 1999

     Net Sales

     Net sales increased $61.3 million (7.1%) to $928.5 million in fiscal 2000 from $867.2 million in fiscal 1999, primarily due to higher sales volumes. The Company was also able to pass along increases in the prices of certain raw material costs that also contributed to the increase in net sales.

     Gross Margin

     Gross margin in fiscal 2000 increased $17.3 million or 14.1% to $139.9 million from $122.6 million in fiscal 1999. Gross margin as a percentage of net sales in fiscal 2000 increased to 15.1% compared to 14.1% in fiscal 1999. The increase in gross margin percentage is primarily attributable to higher sales volume and lower waste in fiscal 2000 as compared to fiscal 1999 and cost reduction initiatives. In addition, the Company recorded expense of $4.8 million in fiscal 2000 and income of $0.3 million in fiscal 1999 related to the Company’s use of the LIFO inventory valuation method. Excluding the impact of these items, gross margin would have been approximately $4.8 million higher in fiscal 2000 and $0.3 million lower in fiscal 1999.

     Operating Expenses

     Operating expenses in fiscal 2000 increased $12.8 million (16.9%) to $88.7 million from $75.9 million in fiscal 1999. Operating expenses as a percentage of net sales increased to 9.6% in fiscal 2000 from 8.8% in fiscal 1999. The increase in operating expense dollars is primarily attributable to increases in salaries, bonuses and the value of performance shares under the Incentive Compensation Plan in fiscal 2000 as compared to fiscal 1999.

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

     As a result of the foregoing, income before provision for income taxes totaled $1.5 million in fiscal 2000 as compared to loss before benefit for income taxes of $3.8 million in fiscal 1999. Income tax expense for fiscal 2000 totaled $0.4 million (29.2% of income before provision for income taxes) as compared to a net benefit of $1.4 million in fiscal 1999 (37.4% of loss before benefit for income taxes). The decline in the effective tax rate from fiscal 1999 to fiscal 2000 is primarily the result of the reversal in fiscal 2000 of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in foreign jurisdictions established in prior years.

     Net income for fiscal 2000 was $1.1 million as compared to a loss of $2.4 million in fiscal 1999. The increase in income is primarily a result of the increase in net sales and other changes described above.

Research and Development

     The Company expenses its research and development costs as incurred. Such expenditures were $10.9 million, $10.3 million and $10.2 million in fiscal 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents increased $6.7 million to $7.6 million at June 30, 2001 as compared to $0.9 million at June 24, 2000. The increase is primarily due to an increase in cash at the Company’s United Kingdom subsidiary in anticipation of settling an outstanding balance payable to an affiliated entity. Cash flows from operations were $98.5 million in fiscal 2001, $24.8 million (33.6%) higher than in fiscal 2000. This increase reflected a number of items, primarily increases in working capital and increased profitability.

     In fiscal 2001, cash flows used in investing activities increased 26.1% to $38.6 million. Capital expenditures of $38.9 million in fiscal 2001 and $20.9 million in fiscal 2000 continued to be principally for new property, plant and equipment. Proceeds from the disposition of property and equipment were negligible for both fiscal 2001 and fiscal 2000. In addition, the Company spent $10.1 million during fiscal 2000 to purchase certain assets and assume certain liabilities of the Bury, England facility of an affiliated entity.

     Cash used in financing activities in fiscal 2001 was $53.2 million compared to $43.9 million in fiscal 2000. The increase in cash used in financing activities is primarily a result of planned efforts to reduce long-term debt. As a result of the increases in operating cash flow of 33.6% and 64.9% in fiscal 2001 and 2000, respectively, the Company has been able to accelerate its repayment of long-term debt. Scheduled debt repayments totaled approximately $9,769,000 in both fiscal 2001 and 2000 while actual repayments totaled approximately $34,769,000 and $44,769,000 in fiscal 2001 and 2000, respectively. In addition, the Company was able to reduce borrowings under its other credit facilities by $17,000,000 and $4,000,000 during fiscal 2001 and 2000, respectively.

     The Company advanced approximately $1,690,000 and $948,000 to its parent, Printpack Holdings, Inc. during fiscal 2001 and 2000, respectively. The indentures and credit agreement entered into in fiscal 1997 restrict future contributions to Printpack Holdings, Inc.’s and Printpack Enterprises, Inc.’s European operations. Total outstanding debt at June 30, 2001 of approximately $395.1 million included $84.8 million of floating rate and $310.3 million of fixed rate obligations.

     The Company’s primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling approximately $54 million, a $60 million revolving credit facility, a $10 million line of credit and a $50 million receivables securitization facility. On June 30, 2001, Printpack had approximately $87.5 million available under its credit facilities.

     The Company’s current ratio was 1.60 and 1.61 in fiscal 2001 and 2000, respectively.

     The Company believes that its primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $55.0 to $60.0 million, excluding the Independent Packaging, L.P. acquisition described above. Approximately $15.0 million per year is expected to be used for replacements and other capital expenditures, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company’s customers.

     Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit facilities, sales of accounts receivable under its receivables securitization facility and other sources of liquidity will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company’s business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

Effects of Inflation

     Inflation has not had a significant effect on the Company’s operations. Increases in raw material costs to Printpack typically lag movements in the markets for such materials. Thus, in a period of rising prices, the effects of such increases are delayed several months and Printpack’s ability to pass these price increases to its customers also is subject to similar lags.

Accounts Receivable

     Accounts receivable are generally collected in approximately 30 days. Printpack has historically experienced minimal chargeoffs (less than $1 million per year or less than 0.1% of sales), reflective of the high quality of the Company’s customer base.

Effects of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 141 supercedes Accounting Principles Bulletin No. 16 “Business Combinations” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 142 supercedes Accounting Principles Bulletin No. 17, “Intangible Assets.” These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of SFAS No. 141 and SFAS No. 142 becoming effective beginning June 30, 2002. Management is currently evaluating the impact of these statements on the Company’s consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset with subsequent changes in the liability recognized as a result of the passage of time or revisions in the timing or amount of the estimated cash flows. The statement is effective beginning on June 30, 2002. Management is currently evaluating the impact of this statement on the Company’s consolidated financial statements.

Shipping and Handling Fees and Costs

     In September 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. EITF 00-10 is effective in the fourth quarter of fiscal 2001 and addresses the income statement classification of amounts billed to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Costs incurred related to shipping and handling included in revenues are required to be reclassified to cost of sales. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in the cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them.

     The Company implemented EITF 00-10 in the fourth quarter of fiscal 2001. Prior to implementing EITF 00-10, the Company classified shipping and handling amounts billed to customers as revenue. However, costs incurred related to shipping and handling were classified as a reduction of revenue. As such, shipping and handling costs were reclassified from revenue to cost of sales and totaled approximately $22,367,000, $21,991,000, $21,572,000, $19,911,000, and $19,850,000 in fiscal 2001, 2000, 1999, 1998, and 1997, respectively.

Risk Factors

     This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about the Company’s plans, strategies, and prospects. Although Management believes that the Company’s plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, Management can give no assurance that such plans, intentions or expectations will be achieved. These cautionary statements, however, are not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company’s other publicly filed reports. Important factors that could cause actual results to differ materially from the forward-looking statements the Company makes in this Report are set forth below and elsewhere in this Report. All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

Leverage and debt service — The Company’s substantial indebtedness could adversely affect the financial health of the Company and prevent it from fulfilling its obligations.

     The Company has a significant amount of debt. As of June 30, 2001, the Company had approximately $395.1 million of indebtedness. The Company also had approximately $87.5 million of additional borrowing availability under its credit facilities. Stockholders’ equity at June 30, 2001 was approximately $14.0 million.

     For the fiscal year ended June 26, 1999 earnings were insufficient to cover fixed charges by approximately $3,341,000.

     The amount of debt the Company owes could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations with respect to indebtedness;
•	increase the Company’s vulnerability to general adverse economic and industry conditions;
•	limit the Company’s ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;
•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;
•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;
•	place the Company at a competitive disadvantage compared to its competitors that have less debt; and
•	limit, along with the financial and other restrictive covenants in its indebtedness, among other things, the Company’s ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

Additional Borrowings Available — Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.

     The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures for the Company’s 9 7/8% Senior Notes due 2004 and the 10 5/8% Senior Subordinated Notes due 2006 (together, the “Notes”) do not fully prohibit the Company or its subsidiaries from doing so. As of June 30, 2001, the indentures for the Notes would permit additional borrowing of up to $87.5 million. If new debt is added to the Company’s and its subsidiaries’ current debt levels, the related risks could intensify.

The Company’s indebtedness prevents it from engaging in certain activities.

     The Company’s credit facilities and the indentures for its Notes each contain a number of significant covenants. These covenants limit or restrict the Company’s ability to:

•	incur additional debt;
•	repay other debt;
•	make certain investments or acquisitions;
•	dispose of assets;
•	pay distributions;
•	repurchase or redeem ownership interests;
•	engage in mergers or consolidations; and
•	engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

     These limitations and restrictions may adversely affect the Company’s ability to finance its future operations or capital needs or engage in other business activities that may be in its best interests. In addition, the Company’s credit facilities also require it to comply with certain financial ratios and the Company’s ability to comply with these financial ratios may be affected by events beyond its control. If the Company breaches any of the covenants in its credit facilities, the indentures for its Notes or in any new credit facility the Company enters into, or if the Company is unable to comply with the financial ratios, the Company may default under the credit facilities, the indentures for the Notes or any new credit facility. If the Company defaults under the credit facilities, the lenders can declare all borrowings outstanding, including accrued interest and other fees, due and payable. If the Company uses all of its available cash to repay borrowings under the credit facilities, the Company may not be able to make payments on the Notes. If the Company is unable to repay the borrowings when due, the lenders under the Company’s credit facilities could proceed against the collateral, which consists of substantially all of the Company’s assets. If the lenders accelerate the repayment of indebtedness under the credit facilities or the Notes, the Company may not have sufficient assets to repay all of the indebtedness.

Ability to service debt — To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

     The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and research and development efforts will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

     Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under the credit facilities, sales of accounts receivable under its accounts receivable securitization facility and other sources of liquidity will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company’s business will continue to generate cash flows from operations at or above current levels or that anticipated cost savings will be realized.

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

The Company’s operating performance is dependent upon a limited number of customers.

     The Company is dependent upon a limited number of large customers with substantial purchasing power for a majority of its sales, many of which are reducing their number of suppliers. Frito-Lay accounted for approximately 19% of total sales in fiscal 2001. The end user market for flexible packaging has been consolidating with the larger end users gaining market share and realizing the highest growth rates. This has also resulted in increased cost pressures from these large end users. Other end users have exited the market. In addition, the Company’s future business, financial condition and results of operations will depend to a significant extent upon the commercial success of its major customers and their continued willingness to purchase the Company’s products. Any significant downturn in the business of the Company’s major customers could cause them to reduce or discontinue their purchases from the Company. This could have a material adverse effect on the Company’s business, financial condition and results of operations. As is customary in the industry, the Company annually establishes volume estimates with most of its customers, but generally has no long-term contracts with them, and substantially all such relationships can be terminated on short notice by such customers.

Net losses – The Company incurred net losses in fiscal years 1999, 1998 and 1997 and there can be no assurance that such net losses will not occur in the future.

     The Company incurred net losses (before extraordinary items) of $2.4 million in fiscal 1999, $9.5 million in fiscal 1998 and $14.6 million in fiscal 1997. The Company believes that these net losses were the result of financing costs incurred in connection with a significant acquisition that occurred in fiscal 1997, slowed growth in end user markets and continuing price pressure from the Company’s competitors and significant customers. Although the Company does not anticipate that these net losses will recur in the near future, there can be no assurance that these net losses will not return in the future or that the Company will be able to continue to profitably operate.

Competition—The Company may be unable to repay its indebtedness if it does not successfully compete within its industry.

     The Company operates in a highly competitive industry and competes against a number of companies, including divisions of large companies, of which some have significantly greater financial, personnel, technological and marketing resources than the Company. The Company believes that its ability to compete depends on product performance, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. The Company competes on the basis of price, service, quality and innovation in product structures and graphics. The Company has experienced significant pricing pressure over the last few years as many of its competitors reduce prices in attempts to acquire market share. In addition to several hundred smaller competitors, the Company faces strong competition from various large flexible packaging companies, including American Packaging, Bemis, Bryce, Cryovac (a division of Sealed Air Corporation), Lawson Mardon Packaging (a division of Alcan), Pechiney Plastic Packaging (packaging operations of former American National Can Corporation), Pliant Corporation (formerly Huntsman Packaging), and Alcoa Packaging and Consumer Products (a division of Alcoa), of which some have significantly greater financial, personnel and technological and marketing resources than the Company. Although the Company has broad product lines and is continually developing its product structures, from time to time, customers may determine to use alternative product structures not offered by the Company, with a corresponding reduction in existing and potential revenues from these customers.

Restructuring – The Company often considers cost saving measures to enhance its performance, financial condition and results of operations.

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

Effective subordination — Substantially all of the Company’s assets are pledged to secure the credit facilities and certain of the Company’s operations are conducted through subsidiaries.

     Substantially all of the Company’s assets and the real and personal property the Company uses in its business operations secure the Company’s obligations under its credit facilities. If the Company defaults on any payments required under any secured indebtedness, the secured lenders could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If the Company is unable to repay amounts due, the lenders could proceed against the collateral. If the lenders proceed against any of the collateral, the Company may not have sufficient assets remaining to pay its noteholders. Moreover, if the Company becomes bankrupt or similarly reorganizes, the Company will not be able to use its assets to pay the noteholders until the Company pays all of its secured indebtedness. Since a portion of the Company’s operations are conducted through subsidiaries, the creditors of those subsidiaries will have prior claims to the assets of those subsidiaries. As a result, the Notes effectively rank junior to the liabilities of the Company’s subsidiaries, including trade payables. As of June 30, 2001, the Company had approximately $84 million of secured debt under its credit facilities.

Financing change of control offer — The Company may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

     Upon the occurrence of certain specific kinds of change of control events, the Company will be required to offer to repurchase all outstanding Notes. However, it is possible that the Company will not have sufficient funds at the time of the change of control to make the required repurchase of the Notes or that restrictions in the Company’s credit facilities or any new credit facility the Company may enter into will not allow such repurchases.

A decline in the supply of raw materials may increase the Company’s operating costs — The Company may not be able to increase prices in response to increased operating costs.

     The Company uses large quantities of various raw materials, including resins and films, in the manufacture of its products. The Company has historically been able to pass along increases in the costs of resins and other raw materials to its customers. However, large, abrupt increases in the price of raw materials could harm the Company’s operating margins. Such adverse effects historically have been only temporary. There is no assurance that a significant increase in resin or other raw material prices, or a cancellation of one or more favorable resin supply contracts, would not have an adverse effect on the Company’s business, results of operations and debt service capabilities.

Potential exposure to environmental liabilities—The Company may be liable for penalties under a variety of environmental laws, even if the Company did not cause any environmental problems.

     Various federal, state and local environmental laws govern the use of the Company’s facilities. Such laws govern: (1) discharges to air and water, (2) the handling and disposal of solid and hazardous substances and wastes and (3) the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and offsite disposal locations. Laws relating to workplace safety and worker health also govern the Company’s operations. These laws establish formaldehyde, asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Management has taken, and will continue to take, steps to comply with these laws and requirements. Management believes, based upon currently available information, that complying with environmental and health and safety laws and requirements will not require material capital expenditures in the foreseeable future. However, management cannot assure that complying with the foregoing environmental or health and safety laws and requirements will not adversely affect the Company’s business, financial condition and results of operations. Moreover, management cannot assure that future laws, ordinances or regulations will not give rise to additional compliance or remediation costs which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Seasonality — The Company’s sales and profits are generally seasonal.

     Certain of the end uses for certain of the Company’s products are seasonal. Demand in many snack food and soft drink markets is generally higher in the spring and summer. As a result, the Company’s sales and profits are generally higher in the Company’s fourth quarter (ending the last Saturday in June) than in any other quarter during its fiscal year.

The Company’s operating performance is dependent upon good relations with its officers and employees — The Company may be adversely affected if it cannot retain its existing officers and employees or find similarly skilled replacements.

     The Company is dependent upon the abilities and experience of its executive officers, key employees and workforce in general. Although the Company considers its relationship with its employees to be generally good, a strike by employees at the Greensburg, Indiana facility began in the last week of June 1997 and lasted until September 12, 1997. Labor contracts were recently renegotiated in a majority of the Company’s covered facilities. In addition, the union representing the employees of the Orange, Texas facility voted to decertify the union at the Orange facility during the first quarter of fiscal 2001. If the Company loses any of its executive officers or key employees and is unable to hire similarly skilled persons or if the Company’s relationship with its workforce in general deteriorates, the Company’s business, financial condition and results of operations may be adversely affected.

The Company may have conflicts of interest with its controlling equity holder – The Company is controlled by the Love family, whose interests may not be aligned with noteholders.

     Printpack Enterprises, Inc. (“Enterprises”) owns approximately 100% of the Company, and Printpack Holdings, Inc. (“Holdings”) owns approximately 97% of Printpack Enterprises, Inc. The principal shareholders of Printpack Holdings, Inc. include several members of the family of J. Erskine Love, Jr., the Company’s founder, and a limited partnership which is controlled by the Love family. As a result, the Love family has the power to elect all of the Company’s directors and appoint new management.

     Consequently, the Love family has the ability to control the Company’s policies and operations. Circumstances may occur in which the interests of the Love family could be in conflict with the interests of the holders of the Notes.

Risks associated with international operations – The Company does business in Mexico and the United Kingdom and there are certain risks inherent in doing business in Mexico and on an international level in general.

     The Company has plants in Queretaro, Mexico and Bury, England and may in the future expand into additional international markets. There are certain risks inherent in doing business on an international level in general. Such risks include:

•	unexpected changes in or delays resulting from regulatory requirements, tariffs, customs, duties and other trade barriers;
•	difficulties in staffing and managing foreign operations;
•	longer payment cycles and problems in collecting accounts receivable;
•	political instability, expropriation, nationalization, war, insurrection and other political risks;
•	fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;
•	technology export and import restrictions or prohibitions;
•	delays from customs brokers or government agencies;
•	seasonal reductions in business activity; and
•	potentially adverse tax consequences.

     Any of these factors could have an adverse effect on the Company’s future international operations in Mexico and England and elsewhere if it chooses to expand and, consequently, on its business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The following discussion should be read in conjunction with the Financial Statements for the fiscal years ended June 30, 2001, June 24, 2000 and June 26, 1999, as well as the notes thereto.

Interest Rate Risk

     With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $48,463,000 (at June 30, 2001) secured senior notes to banks payable in quarterly installments of $2,442,000 each through the second quarter of fiscal 2002, $2,383,000 in the third quarter of fiscal 2002, $220,000 in the fourth quarter of fiscal 2002 and continuing through the second quarter of fiscal 2004 and a final payment of $39,656,000 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable monthly; (ii) $5,484,000 (at June 30, 2001) secured notes to a bank payable in annual installments of $1,406,000 each beginning in fiscal 2002 and continuing through fiscal 2004 and a final payment of $1,266,000 during fiscal 2005 (final installment due July 2004), with an interest rate tied to the bank’s Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at June 30, 2001, nothing was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $825,000 outstanding at June 30, 2001); and (v) $30,000,000 (at June 30, 2001) outstanding under an accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. The Company has also guaranteed the debt of Orflex Ltd., a joint venture with the OR Group, which totaled approximately $915,000 at June 30, 2001. This debt is subject to repayment requirements through a final maturity date of January 2005. The interest rate on such debt is tied to LIBOR. While changes in LIBOR, the Federal Funds rate and a bank’s Base Rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations or cash flows would not be material. The carrying amounts of the Company’s variable rate long-term debt approximate their fair values.

     At June 30, 2001, the Company’s fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Holdings payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company’s fixed interest rate long-term debt.

Foreign Currency Risk

     The Company’s revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

     The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company’s policy not to enter into derivative transactions for speculative purposes. There were no material gains or losses recognized in fiscal years 2001, 2000 or 1999.

Investment Portfolio

     The Company does not use financial instruments for trading purposes. The Company invests its excess cash in short-term, highly liquid investments consisting primarily of overnight repurchase agreements. The market risk on such investments is minimal.

     Pursuant to a note arrangement, the Company has extended certain working capital loans to Orflex Ltd., a joint venture between the Company and the OR Group. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company. Advances related to such loans, including accrued interest, totaled approximately $5,400,000 at June 30, 2001. While changes in LIBOR would affect the funds received by the Company from such loans in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in such interest rate on the Company’s financial position, results of operations or cash flows would not be material.

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

	Age
Name	(as of June 30, 2001)	Position

Dennis M. Love	45	President, Chief Executive Officer and Director(1)

James J. Greco	58	Vice President and General Manager

James E. Love, III	44	Vice President, General Manager and Director(1)

Nicklas D. Stucky	55	Vice President, Human Resources

R. Michael Hembree	52	Vice President, Finance and Administration

Neil Williams	65	Director (2)

August Franchini, Jr.	58	Vice President, Engineering

Terrence P. Harper	43	Vice President, Technology and Support

Dellmer B. Seitter, III	36	Treasurer and Assistant Secretary

Gay M. Love	72	Director(1)

Hugh M. Chapman	68	Director(2)

Daniel K. Frierson	59	Director(3)

Roy Richards, Jr.	42	Director(3)

Timothy C. Tuff	54	Director(2)

C. Keith Love	40	Plant Manager, Hendersonville, N.C. Plant, and Director(1)

William J. Love	39	Director(1)

William E. Lewis	57	Vice President and General Manager

John N. Stigler	53	Vice President and General Manager

Michael A. Fisher	54	Vice President and General Manager

(1)	Dennis M. Love, James E. Love, III, William J. Love and C. Keith Love are all the children of Gay M. Love, who is the controlling shareholder of the Company.
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

     Dennis M. Love — President, Chief Executive Officer and Director. Mr. Love became President and Chief Executive Officer of Printpack and a member of its Board of Directors in February 1987. Mr. Love has been involved with the Company since 1978, holding various positions in sales and marketing. Mr. Love also serves as a director of SunTrust Banks of Georgia, Caraustar Industries, Inc. and AGL Resources, all of which have securities registered under the 1934 Act; and Cleveland Group.

     James J. Greco — Vice President and General Manager. Mr. Greco has been Vice President and General Manager since April 1991. In such capacity, he was responsible for serving the Company’s largest customer from April 1991 through April 1999. Prior to holding this position, Mr. Greco served as Director of Sales for 10 years and has held various other sales positions since he joined the Company in 1971. Mr. Greco also served as a director of the Company from July 1996 until January 1998. Mr. Greco is also a director of Orflex, Ltd.

     James E. Love, III — Vice President, General Manager and Director. Mr. Love became Vice President and General Manager in May 1999. In such capacity, he is responsible for serving the Company’s largest customer. Prior to holding this position, Mr. Love served as Vice President, Corporate Development from June 1996 through April 1999 and Director of Strategic Planning from July 1992 through May 1996. Mr. Love became a member of the Board of Directors in February 1987. Prior to joining Printpack, Mr. Love worked in the Corporate Finance Department of The Robinson-Humphrey Company, Inc., an investment banking firm, from 1983 to 1992.

     Nicklas D. Stucky — Vice President, Human Resources. Mr. Stucky became Vice President of Human Resources in 1982. Prior to that time, he served as Director of Personnel from 1978 to 1982 and has held various other human resources positions since he joined Printpack in 1973.

     R.     Michael Hembree — Vice President, Finance and Administration. Mr. Hembree joined the Company as Controller in 1980 and has served in his present position since 1982. Mr. Hembree also served as a director of the Company from July 1996 until January 1998.

     Neil Williams — Director. Mr. Williams has served as General Counsel and Global Partner for Amvescap PLC since September 1999. Prior to that time, Mr. Williams was a partner at the law firm of Alston & Bird LLP (Managing Partner from 1984 until 1996), counsel to the Company. Mr. Williams also serves as a director of National Data Corporation and National Service Industries, both of which have securities registered under the 1934 Act. Mr. Williams has served as member of the Company’s Board of Directors since 1977 and also served as the Company’s Secretary until September 1999.

     August Franchini, Jr. — Vice President, Engineering. Mr. Franchini became Vice President, Engineering in June 1989. Prior to becoming Vice President, Engineering, Mr. Franchini served as the Company’s Manager of Industrial Engineering, as well as Plant Manager of the Company’s Grand Prairie, Texas plant.

     Terrence P. Harper — Vice President, Corporate Technology and Support. Mr. Harper assumed his present position in May 1999. Prior to that time, Mr. Harper served as a General Manager from 1997 to 1999. From 1995 to 1997, Mr. Harper was an Operations Planning Manager and held various other positions with the Company since joining it in 1989 in connection with the Company’s acquisition of Daniels Packaging.

     Dellmer B. Seitter — Treasurer and Assistant Secretary. Mr. Seitter became Treasurer and Assistant Secretary in 1998, after previously serving as the Company’s Assistant Treasurer and Tax Manager since 1996. Prior to joining the Company, Mr. Seitter was employed at Price Waterhouse LLP, most recently as Tax Manager.

     Gay M. Love — Director. Ms. Love is the widow of the Company’s founder, and her primary occupation is Chairman of the Board of Printpack Holdings, Inc. She was elected a director of the Company in July 1996, but has been a director and Chairman of Enterprises since 1987.

     Hugh M. Chapman — Director. Mr. Chapman retired from NationsBank South of Atlanta, Georgia, a division of NationsBank Corporation of Charlotte, North Carolina, on June 30, 1997. Previously, he served as Chairman of NationsBank South for more than 5 years. Mr. Chapman was first elected as a director of the Company during fiscal 1998. He also serves as a director of Scana Corporation, West Point-Stevens and The Williams Companies, each of which have securities registered under the 1934 Act.

     Daniel K. Frierson — Director. Mr. Frierson has served as Chief Executive Officer of The Dixie Group, Inc., a carpet manufacturing business, since 1979. Since 1987, Mr. Frierson has also served as Chairman of the Board of Directors of such company, which has securities registered under the 1934 Act. Mr. Frierson was first elected as a director of the Company during fiscal 1998. He also serves as a director of SunTrust Bank of Chattanooga, N.A. and Astec Industries, Inc., both of which have securities registered under the 1934 Act.

     Roy Richards, Jr. — Director. Mr. Richards has served as Chairman of the Board of Directors and Chief Executive Officer of Southwire Company since October 1988. Southwire is a privately owned company and is the largest producer of electrical wire and cable in North America.

     Timothy C. Tuff — Director. Mr. Tuff is Chairman of the Board, President and CEO of John H. Harland Company, which has securities registered under the 1934 Act. John H. Harland Company offers a wide range of products and services to financial institutions, including checks, database marketing and loan automation software. Mr. Tuff has served in this position since December 1998. Prior to holding this position, Mr. Tuff served as President and CEO of Boral Industries, Inc., which produces building and construction materials, from September 1993.

     C.     Keith Love — Plant Manager, Hendersonville, N.C. Plant, and Director. Mr. Love has been a director since March 1987, and assumed his current position as Plant Manager in February 1996. He formerly served as a Shift Coordinator from September 1991 to February 1996 and as a Systems Coordinator from May 1987 to September 1991.

     William J. Love — Director. Mr. Love has served as Director of Sales for Printpack Europe, an affiliated entity, since October 1998 and has been a director of Printpack since March 1987. Prior to holding his current position, Mr. Love was a Senior Accounts Manager for the Company from June 1994 through October 1998.

     William E. Lewis — Vice President and General Manager. Mr. Lewis was appointed to this position in July 1996. Previously, he served as a General Manager from April 1991 to May 1996 and Director of Sales, Marketing and Technical Support from September 1993 to May 1996. Prior to joining Printpack in connection with the Company’s acquisition of Daniels Packaging in 1989, Mr. Lewis served as Daniels’ National Sales Manager.

     John N. Stigler — Vice President and General Manager. Mr. Stigler was appointed to this position in June 1994. He joined Printpack in 1976 as a Sales Representative and has held various positions, including Sales Manager, Director of Midwest Sales and General Manager.

     Michael A. Fisher — Vice President and General Manager. Mr. Fisher was appointed to this position in October 1993. Previously, Mr. Fisher served as the Company’s Director of Development from March 1993 to October 1993, its Director of Business Support from August 1992 to March 1993 and Managing Director, European Operations from August 1989 to August 1992.

Item 11.  Executive Compensation

Executive Officer Compensation

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during fiscal years 2001, 2000, and 1999, for the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers other than the Chief Executive Officer for the fiscal year ended June 30, 2001.

Summary Compensation Table

		Annual Compensation		Long Term
				Compensation	All Other
Name and Principal Position(s)		Salary	Bonus(1)	Payouts(2)	Compensation(3)

Mr. Dennis M. Love	2001	$538,775	$263,899	—	$6,800

President and Chief Executive Officer	2000	508,938	191,840	—	6,680

	1999	427,680	122,441	—	5,097

Mr. Nicklas D. Stucky	2001	166,220	84,413	—	6,800

Vice President, Human Resources	2000	159,990	59,888	—	6,088

	1999	148,460	45,070	—	5,062

Mr. James E. Love, III	2001	339,655	87,119	—	6,058

Vice President and General Manager	2000	327,251	87,967	—	5,200

	1999	257,645	47,400	—	4,092

Mr. James J. Greco	2001	250,840	192,435	—	6,800

Vice President and General Manager	2000	240,840	124,583	—	6,348

	1999	205,895	81,628	70,280	5,000

Mr. R. Michael Hembree	2001	202,240	97,466	—	6,800

Vice President, Finance and	2000	198,100	67,410	—	6,230

Administration	1999	172,280	50,465	105,261	4,998

(1)	Consists of cash bonuses paid under the Economic Value Added Plan portion of the Company’s Incentive Compensation Plan (the “Incentive Plan”). Under the Incentive Plan, the Company establishes performance improvements over the prior year’s results. These performance improvements are calculated and measured with respect to economic value added (“EVA”) standards, and participants earn bonuses based on realization of EVA improvements. Annually, participants’ bonuses are paid 75% in cash and 25% in performance shares.
(2)	Consists of cash payments paid pursuant to the Company’s Performance Share Plan as more fully described below.
(3)	Consists of Company contributions to the officer’s account under the Company’s Savings and Profit Sharing Plan. The Company’s Savings and Profit Sharing Plan is a defined contribution employee benefit plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Under this plan, the Company matches 100% of the first three percent of contributions and 50% of contributions between four and five percent, made by each qualified participant and may contribute other fixed amounts for the benefit of each qualified participant based upon a formula derived from years of service and base compensation.

LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL YEAR 2001

		Performance or
	Number of Shares,	Other Period
	Units or	Until Maturation
Name	Other Rights(1)	or Payout

Mr. Dennis M. Love	610.32	March 2006

Mr. Nicklas D. Stucky	195.23	March 2006

Mr. James E. Love, III	201.48	March 2006

Mr. James J. Greco	445.05	March 2006

Mr. R. Michael Hembree	225.41	March 2006

(1)	Represents units of phantom stock (performance shares) granted in fiscal year 2001 pursuant to the Performance Share Plan portion of the Incentive Plan. Each year, 25% of the bonus, if any, is required to be invested in phantom stock (performance shares). The value of these shares is based on a formula which uses a multiple of EBITDA and debt to calculate an estimate of the market value of the Company. The value of the shares rises or falls as the overall calculated market value of the Company rises or falls. These performance shares are eligible for redemption after four years and may be exercised for cash at any time thereafter. There is no guarantee that the value of these performance shares will have appreciated at their redemption. No shares of Company stock are actually issued pursuant to the Performance Share Plan. Historically, bonuses including performance shares have been accrued during each fiscal year, but not awarded until the subsequent fiscal year.

   Director Compensation

     Members of the Board who are not employees of the Company received a quarterly retainer of $4,000 each, $2,500 each per board meeting attended, and $1,000 each per committee meeting attended during the fiscal year ended June 30, 2001.

Incentive and Deferred Compensation

   Incentive Compensation Plan

     The Company maintains a non-qualified, long-term incentive compensation plan for its employees (the “Incentive Plan”) which is designed to align the short and long-term interests of its employees with its shareholders’ interests. Under the Incentive Plan, the Company establishes performance improvements over the prior year’s results. These performance improvements are calculated and measured with respect to economic value added (“EVA”) standards and are established on a Company-wide basis.

     The Incentive Plan includes two tiers of incentive-based compensation linked to the Company’s EVA. Although participation in the Incentive Plan is generally limited to managers within the Company, the final determination of an employee’s eligibility to participate in the plan is made in the sole discretion of a committee which consists of the Company’s President and the Vice-Presidents of Finance and Administration, and of Human Resources. Each year a participant’s bonus, if any, (“EVA Bonus”) is allocated from a bonus pool composed of two parts, a base award and an improvement award. The base award is calculated using the previous year’s EVA and the individual participant’s base salary. The improvement award is based on the improvement of the EVA from the previous year. The first tier consists of 75% of the EVA Bonus which is paid in cash to the participants as a short-term incentive.

     The second tier of the plan (the “Performance Share Plan”) is a phantom stock plan, which acts as a long-term incentive. Twenty-five percent of each participant’s EVA Bonus, if any, is reserved by the Company and invested in phantom stock called “performance shares”, the value of which rises or falls based on a formula which uses a multiple of EBITDA and debt to estimate the market value of the Company. There is no guarantee that these performance shares will have appreciated in value when they become payable. These performance shares are eligible for redemption after four years and may be exercised by a participant at any time thereafter. The maximum number of performance shares available under the Performance Share Plan is equivalent to 15% of the Company’s outstanding common stock. The percent of the EVA Bonus that must be invested in performance shares may be reduced pro rata if the 15% limit would be exceeded because of the full investment. The Company may call outstanding performance shares from participants as it deems advisable if the 15% limit is reached so that new shares may be issued.

   Deferred Compensation Agreements

     The Company’s founder agreed to pay Neil Williams or his beneficiary $40,000 per year in deferred compensation beginning at age 65. Mr. Williams, who has served as a director since 1977 and from 1977 until September 1999, served as the Company’s Secretary, was the Company’s only outside director who was not a salaried employee or a principal shareholder until fiscal 1998.

     The Company also maintains Family Security Agreements with certain of its key employees (the “Family Security Agreements”). These agreements provide that certain disability and death benefits will be paid to such employees or their family members. In the case of the employee’s death, his or her spouse will receive annually for the rest of such spouse’s life, 50% of the employee’s total cash compensation, including bonuses, for the last full year of employment. In the event of the employee’s disability while an employee of Printpack, Printpack shall pay the employee $40,000 annually for the employee’s life. The agreements also provide certain other benefits to children of the employees who are under the age of 23. If the employee voluntarily terminates his employment (except upon retirement), engages in an activity which the Company’s board of directors deems harmful to the Company or the employee ceases to provide advice to the Company when reasonably requested, all benefits under the Family Security Agreement will be forfeited. If Printpack terminates the employee’s employment, there is a vesting schedule ranging from 50% at five years of employment to 100% at more than 10 years. All payments to be made under a Family Security Agreement are indexed to the All Urban Consumers’ Cost of Living Index published by the U.S. Government. The Company currently has Family Security Agreements with Dennis M. Love, James E. Love, III, R. Michael Hembree, and Nicklas D. Stucky, all of whom are fully vested.

     The Company believes that it has substantially funded these benefits through insurance policies previously purchased.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Company was reorganized effective June 29, 1996 to facilitate an acquisition and its financing. Previously, the Company was owned and operated together with Enterprises, a Georgia corporation that had elected to be taxed as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended. Printpack and Enterprises were affiliated by common ownership and management. Following the Company’s 1996 fiscal year, Printpack and Enterprises were reorganized into a holding company structure (the “Reorganization”). Holdings, a new Delaware corporation, was formed, and Enterprises contributed substantially all its assets and liabilities to Printpack.

     Enterprises owns approximately 100% of the Company and Holdings owns approximately 97% of Enterprises. The principal shareholders of Holdings as of this date included several members of the family of J. Erskine Love, Jr., the Company’s founder, and a limited partnership which is controlled by the Love family. Certain of the principal shareholders of Holdings serve on the boards of directors of the Company, Enterprises and Holdings and are involved in the management of the Company.

Item 13.  Certain Relationships and Related Transactions

     As of June 30, 2001, the Company had approximately $10.3 million aggregate principal amount of subordinated notes outstanding from shareholders (the “Shareholder Notes”). These notes bear interest of 11% which is payable annually. All of the shareholders of Holdings who are also directors and officers of the Company are holders of the Shareholder Notes.

     As of June 30, 2001, the Company had loans outstanding to Dennis M. Love and Gay M. Love totaling approximately $35,000 and $119,000, respectively. These amounts are payable on demand and bear no interest. During fiscal 2001, the highest amount outstanding during the year from Gay M. Love was approximately $119,000 and from Dennis M. Love was approximately $65,000.

     During fiscal 2001, 2000 and 1999, the Company advanced approximately $1,690,000, $948,000 and $949,000, respectively, to Holdings for the redemption of common stock held by retired, non-family shareholders. These advances have been reflected as a reduction in shareholder equity in the consolidated balance sheets of the Company. All amounts under these advances are still outstanding, are payable on demand and bear no interest.

     During fiscal 2001, the Company’s subsidiary Printpack Enterprises, Limited, (“PEL”) entered into various transactions with an affiliated entity. Such transactions primarily consisted of management fees charged to PEL by the affiliated entity for invoicing customers, payment of vendors, human resources management, marketing and various other administrative functions. Such management fees totaled approximately $2,347,000 during fiscal 2001. As of June 30, 2001, PEL had an outstanding payable balance of approximately $3,556,000 to the affiliated entity. In addition, this affiliated entity transferred ownership of fixed assets and corresponding capital lease obligations to PEL during fiscal 2001. The carrying value of the fixed assets and capital lease obligations were approximately $2,466,000 as of the date of transfer.

     During fiscal 2000 and 1999, the Company sold inventory and equipment and had other miscellaneous charges in the amount of approximately $200,000 and $2,061,000, respectively, to the affiliated entity.

     Pursuant to an employment agreement between the Company and its founder, J. Erskine Love, Jr. dated June 23, 1983, the Company agreed to make certain death benefit payments to Mr. Love’s wife, Gay M. Love. These payments, which began at Mr. Love’s death in 1987 and will continue for the rest of Ms. Love’s life, equaled $499,529 in fiscal 2001 and are adjusted each year based upon the Consumer Price Index. See “Item 11 — Incentive and Deferred Compensation” for a description of other deferred compensation arrangements with Mr. Williams.

     Dennis M. Love currently serves as a director of SunTrust Banks of Georgia (“SunTrust”). SunTrust is a participant in the Company’s term loan secured bank facility and in its revolving credit facility. SunTrust is the lender on the Company’s $10 million swing line facility used to fund daily cash flow fluctuations and cash management needs. These facilities were negotiated at arms-length with SunTrust prior to Mr. Love becoming a SunTrust director, and it is believed that such loans were made in the ordinary course, on substantially the same terms, including interest rates and collateral as comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. See Note 6 to Financial Statements.

     Mr. Williams is a former partner at the law firm of Alston & Bird LLP, counsel to the Company.

     The Company purchases for resale to its customers certain finished goods inventories from Orflex. During fiscal 2001, purchases from Orflex totaled approximately $1,119,000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements

     The following financial statements of Printpack, Inc., incorporated by reference into Item 8, are attached hereto beginning on page F-1:

Report of Independent Accountants

Balance Sheets as of June 30, 2001 and June 24, 2000

Statements of Operations and Comprehensive Income for the Three Years Ended June 30, 2001

Statements of Cash Flows for the Three Years Ended June 30, 2001

Statements of Changes in Shareholders’ Equity (Deficit) for the Three Years Ended June 30, 2001

Notes to Financial Statements

     2.     Financial Statement Schedules. The following financial statement schedule of Printpack, Inc. is attached hereto: Schedule VIII — Valuation and Qualifying Accounts

SCHEDULE VIII — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

	(In thousands)
Year ended June 26, 1999

Allowance for Doubtful Accounts	$559	$514	$(187)	$886

Allowance for Deferred Tax Assets	$2,950	$168	$—	$3,118

Year ended June 24, 2000

Allowance for Doubtful Accounts	$886	$367	$(504)	$749

Allowance for Deferred Tax Assets	$3,118	$—	$(94)	$3,024

Year ended June 30, 2001

Allowance for Doubtful Accounts	$749	$115	$(95)	$769

Allowance for Deferred Tax Assets	$3,024	$—	$(89)	$2,935

The notes to the financial statements are an integral part of this schedule.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Printpack, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 4, 2001 appearing in the 2001 Annual Report to Shareholders of Printpack, Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
September 4, 2001

     All other schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

     3.     Exhibits

     Unless indicated below, the exhibits are incorporated by reference herein from the Company’s Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon request to Secretary, Printpack Inc., 4335 Wendell Drive, S.W., Atlanta, Georgia 30336. There is a charge of $.50 per page to cover expenses for copying and mailing.

Exhibit
Number		Description of Exhibits

3.1	—	Restated Articles of Incorporation of Printpack, Inc.

3.2	—	Bylaws of Printpack, Inc.

4.1	—	Indenture, dated August 22, 1996, between Printpack, Inc. and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 9 7/8% Senior Notes due 2004.

4.2	—	Indenture, dated August 22, 1996, between Printpack, Inc. and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 10 5/8% Senior Subordinated Notes due 2006.

†10.1	—	Amended and Restated Credit Agreement, dated as of May 21, 1999, by and among Printpack, Inc., the Institutions from time to time thereto, as lenders, and The First National Bank of Chicago, as Agent.

***10.1(a)	—	Amendment No. 1, dated as of December 15, 1999, among Printpack, Inc., the Institutions from time to time parties hereto, as lenders, and Bank One, NA, as Agent.

*10.1(b)	—	Consent, dated as of April 20, 2001, among Printpack, the Institutions from time to time parties thereto, as lenders, and Bank One, NA (formerly The First National Bank of Chicago, as Agent)

10.2	—	Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack, Inc., as amended.

10.3	—	Printpack, Inc. Savings and Profit Sharing Plan, as amended.

***10.4	—	Printpack, Inc. Incentive Compensation Plan, amended as of July 15, 1999.

*10.5	—	Printpack, Inc. Deferred Compensation Plan, effective and as amended November 1, 2000.

*10.5(a)	—	Amendment Number One to the Printpack, Inc. Deferred Compensation Plan, effective November 1, 2000.

10.6	—	Guarantee dated as of January 5, 1995 made by Printpack, Inc. in favor of PNC Bank, Ohio, National Association, as amended.

10.7 10.8	— —	Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. Receivables Sale Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Flexible Funding Corp.

10.9	—	Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset Securitization Corporation and the financial institutions party thereto as Investors and The First National Bank of Chicago, as Agent.

††10.9(a)		Waiver and Amendment of Receivables Purchase Agreement dated as of September 21, 1998, by and among Flexible Funding Corp., as Seller, Falcon Asset Securitization Corporation and The First National Bank of Chicago, individually and as Agent.

†††10.9(b)		Amendment of Receivables Purchase Agreement dated as of May 21, 1999, by and among Flexible Funding Corp., as Seller, Falcon Asset Securitization Corporation and The First National Bank of Chicago, individually and as Agent.

10.10	—	Intercreditor Agreement, dated August 22, 1996, by and between The First National Bank of Chicago, as Contractual Representative and The First National Bank of Chicago, as Agent.

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*21	—	List of Subsidiaries.

*24	—	Power of Attorney (included on page 29)

99.1	—	Contribution Agreement dated as of January 5, 1995 by and between Printpack, Inc. and Orflex Ltd.

99.2	—	Lease dated September 11, 1980 by and between Gulf Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.)

99.3	—	Ground Lease dated September 11, 1980 by and between Gulf Oil Corporation and Crown Zellerback Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.)

99.4	—	Ground Lease Agreement dated January 1, 1981 by and between Gulf Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.)

99.5	—	Ground Lease dated September 9, 1985 by and between Chevron Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.)

99.6	—	Lease dated July 25, 1990 by and between The Lawson Group, LTD. and Shell Oil Company relating to the Williamsburg, Virginia plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.)

99.10	—	Deferred Income Agreement dated July 10, 1996 with Neil Williams.

99.11	—	Family Security Agreement dated April 4, 1986 with Dennis M. Love.

99.12	—	Family Security Agreement dated February 24, 1986 with R. Michael Hembree.

99.14	—	Family Security Agreement dated February 24, 1986 with Nicklas D. Stucky.

99.15	—	Amended and Restated Employment Agreement dated June 23, 1983 with J. Erskine Love, Jr.

**99.16	—	Lease Amendment dated May 20, 1998 by and between GF Associates and Printpack, Inc. relating to the Williamsburg, Virginia plant (Amendment to the lease by and between The Lawson Group, LTD. and Shell Oil Company noted as exhibit 99.6 above originally filed on the Company’s Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission)

*	Items filed herewith.

**	Exhibit is incorporated by reference herein to the exhibit of the same number in the Company’s Form 10-K for the fiscal year ended June 27, 1998.

**	Exhibit is incorporated by reference herein to the exhibit of the same number in the Company’s Form 10-K for the fiscal year ended June 24, 2000.

†	Exhibit is incorporated by reference herein to exhibit 99.1 in the Company’s Form 8-K, dated June 10, 1999.

††	Exhibit is incorporated by reference herein to exhibit 99.2 in the Company’s Form 8-K, dated June 10, 1999.

†††	Exhibit is incorporated by reference herein to exhibit 99.3 in the Company’s Form 8-K, dated June 10, 1999.

     (b)  Reports on Form 8-K

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 2001.

PRINTPACK, INC.

By:	/s/ DENNIS M. LOVE

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities indicated on September 19, 2001.

Signature	Title

/s/ DENNIS M. LOVE	President and Chief Executive Officer and

Director (Principal Executive Officer)

Dennis M. Love

/s/ R. MICHAEL HEMBREE	Vice President, Finance and Administration

(Principal Financial and Accounting Officer)

R. Michael Hembree

/s/	Director

C. Keith Love

/s/ GAY M. LOVE	Director

Gay M. Love

/s/ JAMES E. LOVE, III	Director

James E. Love, III

/s/	Director

William J. Love

/s/ HUGH M. CHAPMAN	Director

Hugh M. Chapman

/s/	Director

Daniel K. Frierson

/s/	Director

Roy Richards, Jr.

/s/ TIMOTHY C. TUFF	Director

Timothy C. Tuff

/s/ NEIL WILLIAMS	Director

Neil Williams

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Printpack, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Printpack, Inc. (the “Company”) and its subsidiaries at June 30, 2001 and June 24, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
September 4, 2001

PRINTPACK, INC.
BALANCE SHEETS

	June 30,	June 24,
	2001	2000

	(in thousands)
ASSETS

Current assets
Cash and cash equivalents	$7,609	$870

Trade accounts receivable, less allowance for doubtful accounts of $769 and $749	83,034	72,408

Inventories	82,489	84,323

Prepaid expenses and other current assets	21,649	13,678

Deferred income taxes	1,782	1,526

Total current assets	196,563	172,805

Property, plant and equipment, net	297,206	309,328

Goodwill, less accumulated amortization of $29,223 and $25,391	38,846	42,678

Other assets	21,393	24,822

Deferred income taxes	—	3,244

	$554,008	$552,877

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued expenses	$90,676	$74,477

Accrued salaries, wages, benefits and bonuses	21,592	18,673

Current maturities of long-term debt	8,893	9,769

Current portion of capital lease obligations	512	—

Short-term borrowings under line of credit	825	4,410

Total current liabilities	122,498	107,329

Long-term debt	175,054	222,320

Subordinated long-term debt	210,305	210,305

Long-term capital lease obligations	1,773	—

Deferred income taxes	1,405	—

Other long-term liabilities	29,005	23,556

Total liabilities	540,040	563,510

Shareholders’ equity (deficit)

Common stock, no par value, 15,000,000 shares authorized, 4,218,560 shares issued and outstanding	1,011	1,011

Additional paid-in capital	6,687	6,687

Retained earnings (deficit)	9,888	(14,937)

Receivable from parent	(3,587)	(1,897)

Accumulated other comprehensive income	(31)	(1,497)

Total shareholders’ equity (deficit)	13,968	(10,633)

Commitments and contingencies	—	—

	$554,008	$552,877

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	June 30,	June 24,	June 26,
	2001	2000	1999

	(in thousands)
Net sales	$1,026,506	$928,530	$867,159

Cost of goods sold	854,868	788,596	744,522

Gross margin	171,638	139,934	122,637

Selling, administrative and research and development expenses	92,138	84,853	72,110

Amortization of goodwill	3,832	3,832	3,832

Income from operations	75,668	51,249	46,695

Other (income) expense:

Interest expense	46,021	49,673	49,857

Other, net	(6,859)	43	635

Income (loss) before provision (benefit) for income taxes	36,506	1,533	(3,797)

Provision (benefit) for income taxes:

Current	5,542	933	560

Deferred	6,139	(486)	(1,981)

	11,681	447	(1,421)

Net income (loss)	24,825	1,086	(2,376)

Other comprehensive income, net of tax:

Foreign currency translation adjustment (net of income tax (benefit) expense of $361, ($482) and $193, respectively)	767	(1,172)	302

Minimum pension liability adjustment (net of income tax (benefit) expense of $98 and ($98), respectively)	240	(240)	—

Comprehensive income (loss)	$25,832	$(326)	$(2,074)

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	June 30,	June 24,	June 26,
	2001	2000	1999

		(in thousands)

Operating activities
Net income (loss)	$24,825	$1,086	$(2,376)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of goodwill	57,041	55,807	55,488

Amortization of prepaid financing costs	2,992	3,033	3,106

Loss on sale of property, plant and equipment	1,226	941	635

Deferred income taxes	4,393	(1,861)	(4,641)

Employee benefits, including performance shares	6,580	4,248	(419)

Other	(1,528)	(75)	998

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(10,626)	5,083	(6,732)

(Increase) decrease in inventories	1,834	3,902	(3,008)

(Increase) decrease in prepaid expenses and other assets	(7,333)	1,439	858

Increase in accounts payable and accrued liabilities	19,118	130	801

Total adjustments	73,697	72,647	47,086

Net cash provided by operating activities	98,522	73,733	44,710

Investing activities
Purchases of property, plant and equipment	(38,866)	(20,891)	(33,862)

Proceeds from sale of property, plant and equipment	273	437	4,436

Purchase of net assets from affiliated entity	—	(10,108)	—

Net cash used in investing activities	(38,593)	(30,562)	(29,426)

Financing activities
Principal payments on long-term debt	(34,768)	(44,769)	(18,000)

Proceeds from issuance of long-term debt	—	5,937	—

Net proceeds (repayments) from borrowings on line of credit, revolving credit and receivable securitization facilities	(16,585)	(4,086)	6,051

Payments under capital lease obligations	(147)	—	—

Debt issuance costs	—	—	(1,236)

Payment for receivable from parent	(1,690)	(948)	(949)

Net cash used in financing activities	(53,190)	(43,866)	(14,134)

Increase (decrease) in cash and cash equivalents	6,739	(695)	1,150

Cash and cash equivalents, beginning of year	870	1,565	415

Cash and cash equivalents, end of year	$7,609	$870	$1,565

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

		Additional	Retained		Other	Total
	Common	Paid-In	Earnings	Receivable	Comprehensive	Equity
	Stock	Capital	(Deficit)	From Parent	Income	(Deficit)

	(in thousands)
Balance as of June 27, 1998	$1,011	$6,687	$(13,647)	—	—	$(5,949)

Net loss	—	—	(2,376)	—	—	(2,376)

Receivable from parent	—	—	—	$(949)	—	(949)

Foreign currency translation adjustment	—	—	—	—	$495	495

Balance as of June 26, 1999	1,011	6,687	(16,023)	(949)	495	(8,779)

Net income	—	—	1,086	—	—	1,086

Receivable from parent	—	—	—	(948)	—	(948)

Foreign currency translation adjustment	—	—	—	—	(1,654)	(1,654)

Minimum pension liability adjustment	—	—	—	—	(338)	(338)

Balance as of June 24, 2000	1,011	6,687	(14,937)	(1,897)	(1,497)	(10,633)

Net income	—	—	24,825	—	—	24,825

Receivable from parent	—	—	—	(1,690)	—	(1,690)

Foreign currency translation adjustment	—	—	—	—	1,128	1,128

Minimum pension liability adjustment	—	—	—	—	338	338

Balance as of June 30, 2001	$1,011	$6,687	$9,888	$(3,587)	$(31)	$13,968

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Printpack, Inc. (“Printpack” or “the Company”) manufactures flexible packaging material primarily for the food and other consumer goods industries throughout North America and the United Kingdom. Printpack is a wholly-owned subsidiary of Printpack Enterprises, Inc. (“Enterprises”) which is 97% owned by Printpack Holdings, Inc. (“Holdings”). Holdings and Enterprises are non-operating holding companies that also control flexible packaging operations conducted through separately chartered United Kingdom affiliates. In June 2000, the Company established Printpack Enterprises, Ltd. (“PEL”) as a subsidiary operating in the United Kingdom. As more fully described in Note 2 below, PEL subsequently acquired certain assets and assumed certain liabilities of the Bury, England facility of an affiliated entity.

Principles of Consolidation

      The consolidated financial statements present the financial position and operating results of Printpack and its majority owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates which are at least 20% owned are accounted for using the equity method and are stated at cost plus the Company’s share of undistributed earnings or losses.

Fiscal Year

      The Company’s fiscal year ends on the last Saturday in June. The Company’s fiscal year ended June 30, 2001 included 53 weeks. Fiscal years ended June 24, 2000 and June 26, 1999 included 52 weeks.

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

Pension and Other Postretirement Benefits

      Effective June 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132) that revise disclosure requirements of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87), Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 132 does not change the recognition or measurement of pension or postretirement benefit obligations or expenses, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires some additional information.

Income Taxes

      The Company has historically been included in the consolidated Federal income tax return of Holdings. Income taxes reflected in the accompanying consolidated statements of operations and comprehensive income represent the Company’s share of the consolidated tax provision, which approximates the tax effect that would have been recognized had a separate income tax return been filed. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

Intangible Assets

      Intangible assets resulting from business acquisitions consist of the excess of the acquisition cost over the fair value of the net identifiable assets of businesses acquired (goodwill). Goodwill is amortized on a straight-line basis over 15 to 20 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. The recoverability of goodwill is periodically evaluated to determine whether current events or circumstances warrant adjustment to the carrying value. As of June 30, 2001 and June 24, 2000, management believes that goodwill has not been impaired.

Revenue

      Revenue is recognized at the time of shipment. Sales to one customer approximated 19%, 14% and 15% of net sales during fiscal 2001, 2000 and 1999, respectively.

Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) as of the first quarter of fiscal 1999. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. However, it has no impact on the Company’s net income or shareholders’ equity (deficit).

      Accumulated other comprehensive income presented on the accompanying consolidated balance sheets as of June 30, 2001 and June 24, 2000 consists of accumulated gains and losses arising from translating the financial statements of the Company’s subsidiaries operating in Mexico and the United Kingdom from the functional currency to the reporting currency and also includes net gains and losses recognized pursuant to SFAS No. 87 as an additional pension liability not yet recognized as net periodic pension cost.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company extends credit to its customers based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is primarily dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for such losses.

Foreign Currency Translation

      The financial statements of the Company’s subsidiary operating in Mexico have historically been measured using the dollar as the functional currency due to Mexico’s economy being considered highly inflationary. Gains and losses arising from remeasuring these financial statements from the local currency to the functional currency are included in net income for the six-months ended December 26, 1998. As of December 27, 1998, Mexico’s economy ceased being considered highly inflationary and the Mexican Peso became the functional currency of the financial statements of the Company’s Mexican subsidiary. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency are included in equity on the June 30, 2001 and June 24, 2000 consolidated balance sheets and as a component of other comprehensive income on the consolidated statements of operations and comprehensive income.

      The Company’s subsidiary operating in the United Kingdom uses the British Pound as the functional currency of the subsidiary’s financial statements. Accordingly, gains and losses arising from translating these financial statements from the functional currency to the reporting currency are included in equity on the June 30, 2001 and June 24, 2000 consolidated balance sheets and as a component of other comprehensive income on the consolidated statements of operations and comprehensive income for the periods then ended.

Derivative Instruments

      The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies and reduce the impact of foreign currency gains and losses in its financial results. It is the Company’s policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. There were no material gains or losses recognized in fiscal 2001, 2000, and 1999.

Research and Development Costs

      The Company expenses all research and development costs when incurred. Research and development costs expensed during fiscal 2001, 2000 and 1999 were approximately $10,949,000, $10,281,000 and $10,185,000, respectively.

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

Segment Information

      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as of the beginning of fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

      The Company’s reportable segments are strategic business units that offer similar products with similar economic characteristics, production processes, customers and distribution methods. All products fall within the category of flexible packaging. Accordingly, the reporting segments have been aggregated into one operating segment.

      The accounting policies of the reporting segments are the same as those of the consolidated company except that the disaggregated financial results are prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone reporting segment operating income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Foreign operations in fiscal 2001, 2000 and 1999 were conducted in two foreign countries and are not considered material to the Company’s consolidated financial statements.

Effects of Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS 141 supercedes Accounting Principles Bulletin No. 16 “Business Combinations” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 142 supercedes Accounting Principles Bulletin No. 17, “Intangible Assets.” These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of SFAS No. 141 and SFAS No. 142 becoming effective beginning June 30, 2002. Management is currently evaluating the impact of these statements on the Company’s consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset with subsequent changes in the liability recognized as a result of the passage of time or revisions in the timing or amount of the estimated cash flows. The statement is effective beginning on June 30, 2002. Management is currently evaluating the impact of this statement on the Company’s consolidated financial statements.

Shipping and Handling Fees and Costs

      In September 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. EITF 00-10 is effective in the fourth quarter of fiscal 2001 and addresses the income statement classification of amounts billed to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Costs incurred related to shipping and handling included in revenues are required to be reclassified to cost of sales. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in the cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them.

      The Company implemented EITF 00-10 in the fourth quarter of fiscal 2001. Prior to implementing EITF 00-10, the Company classified shipping and handling amounts billed to customers as revenue. However, costs incurred related to shipping and handling were classified as a reduction of revenue. As such, shipping and handling costs were reclassified from revenue to cost of sales and totaled approximately $22,367,000, $21,991,000, and $21,572,000, in fiscal 2001, 2000, and 1999, respectively.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

2. ACQUISITION

      During fiscal 2000, the Company established Printpack Enterprises, Limited, (“PEL”). PEL entered into an agreement with an affiliated entity to purchase certain assets and assume certain liabilities of the Bury, England facility, which also manufactures flexible packaging material primarily for food industries in the United Kingdom and Europe. The agreement was consummated on June 23, 2000 for a purchase price of approximately $10.1 million. This acquisition was financed through the issuance of a new term loan of $5.9 million and borrowings on the existing credit facilities of Printpack totaling $4.2 million. The acquisition of the facility was accounted for as a purchase from an affiliated entity, and accordingly, the purchase was accounted for at book value of net assets acquired, which approximated fair market value.

3. INVENTORIES

      Inventories are summarized as follows:

	2001	2000

	(In thousands)
Raw materials	$32,007	$35,205

Work-in-process	11,030	9,996

Finished goods	64,948	60,222

	107,985	105,423

Reduction to state inventories at last-in, first-out cost (LIFO)	25,496	21,100

	$82,489	$84,323

      The Company recorded expense of approximately $4,440,000 and $4,800,000 in fiscal 2001 and 2000, respectively, related to the Company’s use of the LIFO inventory valuation method, of which approximately $4,220,000 was recorded in the fourth quarter of fiscal 2001.

      4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are summarized as follows:

	2001	2000

	(In thousands)
Land	$9,656	$8,854

Buildings	117,713	117,085

Machinery and equipment	531,006	507,447

Leasehold improvements	6,929	6,927

Construction in progress	19,431	6,492

	684,735	646,805

Less accumulated depreciation and amortization	(387,529)	(337,477)

	$297,206	$309,328

      Depreciation expense was $53,209,000, $51,975,000 and $51,656,000 in fiscal 2001, 2000 and 1999, respectively. Included in depreciation expense for fiscal 2001 was approximately $513,000 of amortization expense for property under capital lease obligations.

      In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company identified certain fixed assets as impaired during fiscal 2001 and 2000. The charge to write-down the value of these assets in the amount of $786,000 and $656,000 is included in Selling, Administrative and Research and Development Expenses on the accompanying consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2001 and June 24, 2000, respectively.

5. INVESTMENT IN JOINT VENTURE

      The Company has a joint venture investment with the OR Group in Orflex Ltd. (“Orflex”), an Ohio limited liability partnership. Under the terms of the joint venture agreement, the Company contributed a plant in exchange for a 49% limited partnership interest and cash.

      As part of the joint venture agreement, the Company has guaranteed the debt of the joint venture, which totaled approximately $915,000 at June 30, 2001 and $1,880,000 at June 24, 2000. This debt is subject to repayment requirements through a final maturity date of January 2005.

      Pursuant to a note arrangement which became effective during fiscal 1996, the Company has extended certain working capital loans to Orflex. Such loans, which bear interest at the rate of LIBOR plus 2.75%, are payable upon demand by the Company.

      The Company purchases for resale to its customers certain finished goods inventories from Orflex. During 2001, 2000 and 1999, purchases from Orflex totaled approximately $1,119,000, $763,000 and $789,000, respectively.

6. LONG-TERM DEBT

      Long-term debt is summarized as follows:

	2001	2000

	(In thousands)
10.625% unsecured senior subordinated notes payable in August 2006; interest payable semi-annually	$200,000	$200,000

9.875% unsecured senior notes payable in August 2004; interest payable semi-annually	100,000	100,000

Variable rate secured senior notes to banks due March 2004; interest payable monthly; secured by substantially all of the Company’s assets	48,463	83,231

Variable rate secured note to bank due July 2004; interest payable monthly; secured by substantially all of the assets of PEL	5,484	5,858

Revolving credit facility with banks due December 2003; interest payable quarterly at variable rates; secured by substantially all of the Company’s assets	—	—

Accounts receivable securitization facility with a bank due December 2003; interest payable quarterly at variable rates	30,000	43,000

11% unsecured subordinated notes payable to Holdings’ shareholders; payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014; interest payable annually	10,305	10,305

	394,252	442,394

Less current portion	(8,893)	(9,769)

	$385,359	$432,625

      Aggregate principal maturities of long-term debt are as follows (in thousands):

2002	$8,893

2003	2,286

2004	71,502

2005	104,688

2006 and thereafter	206,883

$394,252

      Certain agreements related to debt outstanding to banks as of June 30, 2001 and June 24, 2000 require that the Company, among other things, restrict the payment of dividends, the redemption of stock and the incurrence of additional debt; restrict investments; and limit the amount of pledged assets and advances and loans to employees. As of June 30, 2001 and June 24, 2000, the Company was in compliance with all such covenants.

      On May 21, 1999, the Company amended its variable rate secured senior note agreements to banks providing for extended repayment terms and restructured covenants. The Company incurred approximately $1,200,000 in debt restructuring costs, which costs were deferred and are being amortized to interest expense over the remaining life of the variable rate secured senior notes.

      At June 30, 2001 and June 24, 2000, the Company had a line of credit with a bank providing for borrowings of up to $10,000,000 bearing interest at the lower of the bank’s prime rate or a negotiated rate. Current borrowings under this line were $825,000 and $4,410,000 at June 30, 2001 and June 24, 2000, respectively.

      The Company’s available borrowings under its revolving credit facility were approximately $87,500,000 and $60,000,000 at June 30, 2001 and June 24, 2000, respectively.

      On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. (“Flexible Funding”), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the “Facility”). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At June 30, 2001 and June 24, 2000, the Company had $30,000,000 and $43,000,000, respectively, of notes outstanding under the Facility, collateralized by approximately $73 million and $70 million, respectively, in trade receivables.

      Total cash paid for interest, net of amounts capitalized, was approximately $42,217,000, $46,992,000 and $45,619,000 during fiscal 2001, 2000 and 1999, respectively.

      Future minimum payments under capitalized leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2001 are as follows (in thousands):

2002	$651

2003	628

2004	628

2005	628

2006	70

Total minimum lease payments	2,605

Less amounts representing interest	(320)

Present value of net minimum lease payments	2,285

Less current portion	(512)

Long-term portion	$1,773

7. DEFERRED COMPENSATION

      Pursuant to the terms of a deferred compensation agreement, the Company is obligated to pay the former chief executive’s beneficiary certain monthly amounts over the remainder of the beneficiary’s life. At June 30, 2001 and June 24, 2000, approximately $3,312,000 and $3,466,000, respectively, has been accrued under this agreement. Interest expense on this obligation approximated $340,000, $354,000 and $368,000 during fiscal 2001, 2000 and 1999, respectively.

      The Company is obligated under deferred compensation agreements to make monthly payments in varying amounts to certain former officers and directors through June 2015. At June 30, 2001 and June 24, 2000, the Company had accrued approximately $723,000 and $709,000, respectively, relating to these agreements. For fiscal 2001, 2000, and 1999, interest expense related to these agreements approximated $54,000, $62,000 and $69,000, respectively.

      Future minimum annual payments required by deferred compensation agreements are as follows (in thousands):

2002	$635

2003	653

2004	660

2005	676

2006 and thereafter	3,683

Total minimum payments	6,307

Less amounts representing interest at 8% to 12%	(2,272)

$4,035

8. SUPPLEMENTAL BALANCE SHEET INFORMATION

	2001	2000

	(In thousands)
Accounts payable and accrued expenses:

Trade accounts payable	$44,867	$36,469

Accrued interest	12,201	12,183

Other items	33,608	25,825

	$90,676	$74,477

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

      The estimated fair values of the Company’s financial instruments are as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)		(In thousands)

Cash and cash equivalents	$7,609	$7,609	$870	$870

Note receivable	4,270	4,270	4,070	4,070

Long-term debt	(183,947)	(186,947)	(232,089)	(228,089)

Subordinated debt	(210,305)	(218,889)	(210,305)	(199,117)

      The Company does not use financial instruments for trading purposes.

10. EMPLOYEE BENEFITS

      The Company maintains a qualified savings and profit sharing plan for participating eligible employees (“associates”) that provides for annual contributions based upon associates’ savings and the Company’s net income. Plan expense approximated $5,003,000, $3,769,000 and $2,956,000 in fiscal 2001, 2000 and 1999, respectively.

      The Company maintains two incentive compensation plans. Under the terms of both plans, incentive compensation is computed and allocated to individuals based upon economic value added, as defined within the plan agreements. Approximately $14,136,000, $9,542,000 and $6,660,000 has been recorded as expense during fiscal 2001, 2000 and 1999, respectively. Approximately $11,362,000 and $9,671,000 has been reflected as a liability at June 30, 2001 and June 24, 2000 for bonuses payable to all Company associates.

      The plans also have a performance share feature (the “Performance Share Plan”). Under the terms of the plans, salaried associates are divided into tiers. Tier I is comprised of key associates who are required to defer twenty-five percent of their annual cash bonus into performance shares, the value of which is based upon a formula as defined in the plan agreement. These shares must be held at least four years before they are eligible for redemption but may be held until the associate retires. Tier II is comprised of the remaining salaried associates. During fiscal 1999, the Performance Share Plan was extended to Tier II associates who are required to defer ten percent of their annual cash bonus into performance shares and have the option to defer an additional fifteen percent of their annual cash bonus into performance shares, the value of which is based on the same formula as that of Tier I associates. These shares must be held at least four years before they are eligible for redemption and must be redeemed at the end of ten years. Approximately $15,818,000 and $9,027,000 has been reflected as a liability at June 30, 2001 and June 24, 2000, respectively. Approximately $4,795,000, $5,070,000 and $170,000 has been recorded as expense relative to the Performance Share Plan during fiscal 2001, 2000 and 1999, respectively.

11. PENSION BENEFITS

      As part of the acquisition of certain net assets from an affiliated entity on June 23, 2000, as more fully described in Note 2, the Company’s subsidiary, PEL, assumed a liability for a defined benefit pension plan for eligible associates. Benefits under the plan are based on a formula including years of service and the associate’s compensation.

      The following provides a reconciliation of the benefit obligation, plan assets and funded status of the plan (in thousands):

2001

(In thousands)
Change in plan assets:

Fair value of plan assets, beginning of year	$9,975

Actual return on plan assets	(1,899)

Company contributions	536

Member contributions	269

Translation adjustment	(600)

Fair value of plan assets, end of year	$8,281

2001

(In thousands)
Change in benefit obligation:

Benefit obligation, beginning of year	$11,641

Service cost	690

Interest cost	664

Actuarial gains	(2,710)

Translation adjustment	(698)

Benefit obligation, end of year	$9,587

	2001	2000

	(In thousands)
Funded status of the plan	$(1,306)	$(1,666)

Unrecognized actuarial loss	883	1,035

Unrecognized net transition obligation	223	280

Additional pension liability	—	(338)

Net amount recognized	$(200)	$(689)

      The following table summarizes the principal financial assumptions used in determining the actuarial present value of the benefit obligation:

	2001	2000

Discount rate	6.3%	6.0%

Long-term rate of return on assets	6.7%	7.5%

Salary increases	4.0%	4.5%

      Net periodic pension cost included the following components (in thousands):

2001

(In thousands)
Service cost for benefits earned	$690

Interest cost on projected benefit obligation	664

Expected return on plan assets	(722)

Member contributions	(269)

Net amortization and deferral	40

Net cost	$403

      An additional minimum pension liability of $240,000 (net of income tax benefit of $98,000) was included as a component of other comprehensive income as of June 24, 2000.

12. POSTRETIREMENT BENEFITS

      The Company provides group health and life insurance benefits to certain associates retiring prior to December 31, 1996. Under the terms of this plan, the Company reimburses qualified retired associates varying percentages of health care costs and premium costs of life insurance depending upon a retired associate’s length of service, with a minimum of 10 years required for plan eligibility. Net periodic postretirement benefit cost included the following components:

	2001	2000	1999

	(In thousands)
Interest cost on projected benefit obligation	$209	$247	$374

Actuarial loss	26	16	102

Net cost	$235	$263	$476

Effect of 1% increase in the trend rates
Accumulated postretirement benefit obligation increase	$364	$322	$373

Interest cost increase	$27	$26	$29

      The postretirement plan’s change in benefit obligation, funded status and amount recognized in the Company’s consolidated balance sheets are as follows:

	2001	2000

	(In thousands)
Change in benefit obligation:

Benefit obligation, beginning of year	$2,894	$3,355

Interest cost	209	247

Actuarial gain (loss)	517	(121)

Benefits paid	(309)	(587)

Benefit obligation, end of year	$3,311	$2,894

	2001	2000

	(In thousands)
Funded status of the plan:

Benefit obligation	$3,311	$2,894

Unrecognized actuarial loss	(1,091)	(600)

Net amount recognized	$2,220	$2,294

	2001	2000

	(In thousands)
Amounts recognized in the consolidated balance sheets:

Accrued benefit liability	$2,220	$2,294

Net amount recognized	$2,220	$2,294

      The assumed health care cost trend rate and the ultimate rate achieved July 1, 2001, used in measuring the accumulated postretirement benefit obligation was 5.00%. The discount rate used to measure the accumulated postretirement benefit obligation was 7.50% for fiscal 2001, 8.00% for fiscal 2000 and 7.75% for fiscal 1999.

13. INCOME TAXES

      The provision (benefit) for income taxes consisted of the following:

	2001	2000	1999

	(In thousands)
Current tax provision

Federal	$3,792	$252	$—

State	152	223	200

Foreign	1,598	458	360

Deferred tax provision (benefit)

Federal	4,734	(92)	(1,794)

State	1,405	(394)	(187)

	$11,681	$447	$(1,421)

      The differences between total tax provision (benefit) and the amount determined by applying the federal statutory tax rate to income (loss) before income taxes result from the following:

	2001	2000	1999

Tax provision (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%

State income taxes, net of federal income tax provision (benefit)	2.5	5.8	(5.1)

Foreign taxes	0.5	21.0	6.3

Foreign valuation allowance	(2.1)	(68.0)	(6.6)

Non-taxable gain on life insurance policies	(5.7)	—	—

Non-deductible items	1.1	32.8	—

Other	0.7	2.6	3.0

	32.0%	29.2%	(37.4)%

      The increase in the effective tax rate for fiscal 2001 as compared to fiscal 2000 was primarily due to the adjustment of valuation allowances for a portion of the deferred tax assets related to taxable loss carryforwards in various state and foreign jurisdictions, partially offset by the non-taxable gain on life insurance policies as more fully described in Note 16. The decrease in the effective tax rate for fiscal 2000 as compared to fiscal 1999 was primarily due to the reversal of a valuation allowance for a portion of the deferred tax assets related to taxable loss carryforwards in foreign jurisdictions.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2001	2000

	(In thousands)
Deferred tax assets:

Allowance for doubtful accounts	$531	$643

Accrued incentive compensation	5,774	3,718

Deferred income	301	451

Accrued postretirement and postemployment benefits	1,643	1,505

Accrued separation expenses	28	117

Deferred compensation	1,762	1,723

Other accrued liabilities	3,689	3,575

Carryforward of net operating loss and tax credits	16,916	26,256

Other	342	295

Total deferred tax assets	30,986	38,283

Valuation allowance	(2,935)	(3,024)

Net deferred tax assets	28,051	35,259

Deferred tax liabilities:

Excess of book over tax basis of property, plant and equipment	20,607	23,665

Excess of book over tax basis of intangible assets	4,578	4,755

Voluntary Employee Benefit Association contribution	1,649	1,375

Other	840	694

Total deferred tax liabilities	27,674	30,489

Net deferred tax asset	$377	$4,770

      The valuation allowance for deferred tax assets at June 30, 2001 and June 24, 2000 was approximately $2,935,000 and $3,024,000, respectively. The net change in the total valuation allowance for the years ended June 30, 2001 and June 24, 2000 was ($89,000) and ($94,000), respectively. The Company’s net operating loss carryforwards expire in fiscal 2012, 2013 and 2019. The Company paid no income taxes during the years ended June 30, 2001, June 24, 2000 and June 26, 1999.

14. COMMITMENTS AND CONTINGENCIES

      The Company leases certain office facilities and transportation equipment under non-cancelable operating leases expiring on various dates through fiscal 2017. Future minimum annual rentals required by these operating leases are as follows:

Minimum
Annual Rentals

(In thousands)
2002	$1,078

2003	998

2004	892

2005	732

2006 and thereafter	6,320

$10,020

      Rental expense approximated $1,281,000, $1,556,000 and $1,399,000 during fiscal 2001, 2000 and 1999, respectively.

      At June 30, 2001 and June 24, 2000, commitments relating to future acquisitions of property, plant and equipment approximated $26,140,000 and $16,008,000, respectively.

      The Company is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position or results of operations of the Company.

      The Company has been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a potentially responsible party (“PRP”) at various waste disposal or waste recycling sites. These sites are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination for which no settlement of the Company’s liability has been agreed upon. The Company is participating with other PRPs at all such sites, and anticipates that its share of cleanup costs will be determined pursuant to remedial agreements entered into in the normal course of negotiations with the EPA or other governmental authorities.

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

15. RELATED PARTY TRANSACTIONS

      During fiscal 2001, 2000 and 1999, the Company advanced approximately $1,690,000, $948,000 and $949,000, respectively, to Holdings for the redemption of common stock held by retired, non-family shareholders. These advances are recorded as “Receivable from parent” in the equity section of the accompanying consolidated balance sheets.

      During fiscal 2001, the Company’s subsidiary Printpack Enterprises, Limited, (“PEL”) entered into various transactions with an affiliated entity. Such transactions primarily consisted of management fees charged to PEL by the affiliated entity for invoicing customers, payment of vendors, human resources management, marketing and various other administrative functions. Such management fees totaled approximately $2,347,000 during fiscal 2001. As of June 30, 2001, PEL had an outstanding payable balance of approximately $3,556,000 to the affiliated entity. In addition, this affiliated entity transferred ownership of fixed assets and corresponding capital lease obligations to PEL during fiscal 2001. The carrying value of the fixed assets and capital lease obligations were approximately $2,466,000 as of the date of transfer.

      During fiscal 2000 and 1999, the Company sold inventory and equipment and had other miscellaneous charges in the amount of approximately $200,000 and $2,061,000, respectively, to the affiliated entity.

16. INSURANCE PROCEEDS

      During the fourth quarter of fiscal 2001, the Company recorded a gain on life insurance policies totaling approximately $5,938,000. Such amounts are included in Other, net on the accompanying Statement of Operations and Comprehensive Income. As of June 30, 2001, approximately $7,781,000 has been recorded as a receivable related to these insurance policies. Such amounts are included in Prepaid expenses and other current assets on the accompanying Balance Sheet.

EXHIBIT INDEX

      Unless indicated below, the exhibits are incorporated by reference herein from the Company’s Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission. Copies of such exhibits will be furnished to any requesting shareholder of the Company upon request to Secretary, Printpack Inc., 4335 Wendell Drive, S.W., Atlanta, Georgia 30336. There is a charge of $.50 per page to cover expenses for copying and mailing.

Exhibit
Number			Description of Exhibits

3.1		—	Restated Articles of Incorporation of Printpack, Inc.

3.2		—	Bylaws of Printpack, Inc.

4.1		—	Indenture, dated August 22, 1996, between Printpack, Inc. and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 9 7/8% Senior Notes due 2004.

4.2		—	Indenture, dated August 22, 1996, between Printpack, Inc. and State Street Bank (successor to Fleet National Bank), as Trustee relating to the 10 5/8% Senior Subordinated Notes due 2006.

†10.1		—	Amended and Restated Credit Agreement, dated as of May 21, 1999, by and among Printpack, Inc., the Institutions from time to time parties thereto as lenders, and The First National Bank of Chicago, as Agent.

***10.1	(a)	—	Amendment No. 1, dated as of December 15, 1999, among Printpack, Inc., the Institutions from time to time parties hereto, as lenders, and Bank One, NA, as Agent.

*10.1	(b)	—	Consent, dated as of April 20, 2001, among Printpack, the Institutions from time to time parties thereto, as lenders, and Bank One, NA (formerly The First National Bank of Chicago, as Agent).

10.2		—	Note Purchase Agreement, dated as of March 13, 1995 by and among Printpack, Inc. and certain shareholders of Printpack, Inc., as amended.

10.3		—	Printpack, Inc. Savings and Profit Sharing Plan, as amended.

***10.4		—	Printpack, Inc. Incentive Compensation Plan, amended as of July 15, 1999.

10.5		—	Printpack, Inc. Deferred Compensation Plan, effective and as amended November 1, 2000.

*10.5	(a)	—	Amendment Number One to the Printpack, Inc. Deferred Compensation Plan, effective November 1, 2000.

10.6		—	Guarantee dated as of January 5, 1995 made by Printpack, Inc. in favor of PNC Bank, Ohio, National Association, as amended.

10.7		—	Registration Rights Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.

10.8		—	Receivables Sale Agreement dated as of August 22, 1996 by and between Printpack, Inc. and Flexible Funding Corp.

10.9			Receivables Purchase Agreement dated as of August 22, 1996 by and among Flexible Funding Corp. as Seller, Falcon Asset Securitization Corporation and the financial institutions party thereto as Investors and The First National Bank of Chicago, as Agent.

††10.9	(a)		Waiver and Amendment of Receivables Purchase Agreement dated as of September 21, 1998, by and among Flexible Funding Corp., as Seller, Falcon Asset Securitization Corporation and The First National Bank of Chicago, individually and as Agent.

†††10.9	(b)		Amendment of Receivables Purchase Agreement dated as of May 21, 1999, by and among Flexible Funding Corp., as Seller, Falcon Asset Securitization Corporation and The First National Bank of Chicago, individually and as Agent.

10.10		—	Intercreditor Agreement, dated August 22, 1996, by and between The First National Bank of Chicago, as Contractual Representative and The First National Bank of Chicago, as Agent.

*12		—	Computation of Ratio of Earnings to Fixed Charges.

*21		—	List of Subsidiaries.

*24		—	Power of Attorney (included on page 29).

99.1		—	Contribution Agreement dated as of January 5, 1995 by and between Printpack, Inc. and Orflex Ltd.

99.2	—	Lease dated September 11, 1980 by and between Gulf Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.).

99.3	—	Ground Lease dated September 11, 1980 by and between Gulf Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.).

99.4	—	Ground Lease Agreement dated January 1, 1981 by and between Gulf Oil Corporation and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.).

99.5	—	Ground Lease dated September 9, 1985 by and between Chevron Chemical Company and Crown Zellerbach Corporation relating to the Orange, Texas Plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.).

99.6	—	Lease dated July 25, 1990 by and between The Lawson Group, LTD and Shell Oil Company relating to the Williamsburg, Virginia plant (the rights and obligations of the lessee under the foregoing Lease have been assigned ultimately to Printpack, Inc.).

99.10	—	Deferred Income Agreement dated July 10, 1996 with Neil Williams.

99.11	—	Family Security Agreement dated April 4, 1986 with Dennis M. Love.

99.12	—	Family Security Agreement dated February 24, 1986 with R. Michael Hembree.

99.14	—	Family Security Agreement dated February 24, 1986 with Nicklas D. Stucky.

99.15	—	Amended and Restated Employment Agreement dated June 23, 1983 with J. Erskine Love, Jr.

**99.16	—	Lease Amendment dated May 20, 1998 by and between GF Associates and Printpack, Inc. relating to the Williamsburg, Virginia plant (Amendment to the lease by and between The Lawson Group, LTD and Shell Oil Company noted as exhibit 99.6 above originally filed on the Company’s Registration Statement on Form S-1 (File No. 333-13727) filed with the Securities and Exchange Commission).

*	Items filed herewith.

**	Exhibit is incorporated by reference herein to the exhibit of the same number in the Company’s Form 10-K for the fiscal year ended June 27, 1998.

***	Exhibit is incorporated by reference herein to the exhibit of the same number in the Company’s Form 10-K for the fiscal year ended June 24, 2000.

†	Exhibit is incorporated by reference herein to exhibit 99.1 in the Company’s Form 8-K, dated June 10, 1999.

††	Exhibit is incorporated by reference herein to exhibit 99.2 in the Company’s Form 8-K, dated June 10, 1999.

†††	Exhibit is incorporated by reference herein to exhibit 99.3 in the Company’s Form 8-K, dated June 10, 1999.