Form 10-Q
period 2001-09-29
PRINTPACK INC
filed 2001-11-13
CIK 202930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Total number of shares of outstanding stock (net of shares held in treasury) as of November 9, 2001:

Common stock, no par value      4,218,560

PRINTPACK, INC.
INDEX

PART I.	FINANCIAL INFORMATION:

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

	Item I.	Financial Statements

Balance Sheets at
September 29, 2001 and June 30, 2001

Statements of Operations and Comprehensive Income
for the 13 weeks ended September 29, 2001 and September 23, 2000

Statements of Cash Flows
for the 13 weeks ended September 29, 2001 and September 23, 2000

Statement of Changes in Shareholders’ Equity
for the 13 weeks ended September 29, 2001

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

     From time to time, Printpack, Inc. (“Printpack” or the “Company”) makes oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Report on Form 10-Q (the “Report”), as well as those made in other filings with the SEC. Forward-looking statements contained in this Report are based on management’s current plans and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: the level of consumer spending for consumer nondurable goods that use packaging made by the Company; fluctuations in raw material prices; possible environmental matters; competition; slowed growth in end user markets and pricing pressures; changes in economic conditions generally, both domestic and international; and possible implementation of future cost saving measures which could require the Company to take charges against earnings, including cash and non-cash charges. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company’s other publicly filed reports, including, but not limited to, the “Risk Factors” set forth in the Company’s Form 10-K for the fiscal year ended June 30, 2001.

     The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company’s expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 1.   FINANCIAL STATEMENTS

PRINTPACK, INC.
BALANCE SHEETS

	September 29,	June 30,
	2001	2001

	(Unaudited)
	(in thousands)
ASSETS

Current assets

Cash and cash equivalents	$1,197	$7,609

Trade accounts receivable, less allowance for doubtful accounts of $624 and $769	78,244	83,034

Inventories	89,222	82,489

Prepaid expenses and other current assets	14,658	21,649

Deferred income taxes	1,789	1,782

Total current assets	185,110	196,563

Property, plant and equipment, net	307,396	297,206

Goodwill, less accumulated amortization of $30,181 and $29,223	45,686	38,846

Other assets	24,049	21,393

	$562,241	$554,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$73,995	$90,676

Accrued salaries, wages, benefits and bonuses	12,385	21,592

Current maturities of long-term debt	5,665	8,893

Current portion of capital lease obligations	3,134	512

Short-term borrowings under line of credit	6,016	825

Total current liabilities	101,195	122,498

Long-term debt	184,878	175,054

Subordinated long-term debt	213,052	210,305

Long-term capital lease obligations	6,191	1,773

Deferred income taxes	3,216	1,405

Other long-term liabilities	30,927	29,005

Total liabilities	539,459	540,040

Shareholders’ equity

Common stock, no par value, 15,000,000 shares authorized, 4,218,560 shares issued and outstanding	1,011	1,011

Additional paid-in capital	6,687	6,687

Retained earnings	19,682	9,888

Receivable from parent	(3,694)	(3,587)

Accumulated other comprehensive income	(904)	(31)

Total shareholders’ equity	22,782	13,968

Commitments and contingencies	—	—

	$562,241	$554,008

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	13 Weeks	13 Weeks
	Ended	Ended
	September 29,	September 23,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)
Net sales	$259,762	$251,247

Cost of goods sold	209,637	212,352

Gross margin	50,125	38,895

Selling, administrative and research and development expenses	25,029	20,800

Amortization of goodwill	958	958

Income from operations	24,138	17,137

Other (income) expense

Interest expense	9,811	12,190

Other, net	(482)	(248)

Income before provision for income taxes	14,809	5,195

Provision for income taxes	5,015	1,843

Net income	9,794	3,352

Other comprehensive income

Foreign currency translation adjustment (net of income tax benefit of $295 and $345)	(578)	(627)

Comprehensive income	$9,216	$2,725

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENTS OF CASH FLOWS

	13 Weeks	13 Weeks
	Ended	Ended
	September 29,	September 23,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)
Operating activities

Net income	$9,794	$3,352

Depreciation and amortization	15,138	14,079

Other	(16,694)	(14,498)

Net cash provided by operating activities	8,238	2,933

Investing activities

Purchases of property, plant and equipment	(7,870)	(6,197)

Payment for purchase of Independent Packaging, L.P.	(17,441)	—

Net cash used in investing activities	(25,311)	(6,197)

Financing activities

Principal payments on long-term debt	(10,644)	(2,442)

Net borrowings under receivable securitization facility	17,000	7,000

Net borrowings on line of credit	5,191	544

Payments under capital lease obligations	(779)	—

Payment for receivable from parent	(107)	(1,690)

Net cash provided by financing activities	10,661	3,412

Increase (decrease) in cash and cash equivalents	(6,412)	148

Cash and cash equivalents, beginning of period	7,609	870

Cash and cash equivalents, end of period	$1,197	$1,018

Schedule of noncash investing and financing activities

Capital lease obligations incurred related to the purchase of property, plant and equipment	$7,717	—

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Additional			Other
	Common	Paid-In	Retained	Receivable	Comprehensive	Total
	Stock	Capital	Earnings	From Parent	Income	Equity

	(in thousands)
Balance as of June 30, 2001	$1,011	$6,687	$9,888	$(3,587)	$(31)	$13,968

Net income	—	—	9,794	—	—	9,794

Receivable from parent	—	—	—	(107)	—	(107)

Foreign currency translation adjustment	—	—	—	—	(873)	(873)

Balance as of September 29, 2001	$1,011	$6,687	$19,682	$(3,694)	$(904)	$22,782

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001

1.	BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Printpack, Inc. (“Printpack” or the “Company”) have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 30, 2001 and June 24, 2000 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 13 week period ended September 29, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	INVENTORIES

     Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and first-in, first-out (FIFO) method for international inventories.

     Inventories are summarized as follows:

	September 29,	June 30,
	2001	2001

	(Unaudited)
	(in thousands)
Raw materials	$31,788	$32,007

Work-in-process	10,285	11,030

Finished goods	72,149	64,948

	114,222	107,985

Reduction to state inventories at last-in, first-out cost (LIFO)	25,000	25,496

	$89,222	$82,489

3.	CONTINGENCIES

     Printpack is subject to legal proceedings and other claims which arise in the ordinary course of business. In the opinion of management, the outcome of these actions will not materially affect the financial position, results of operations or cash flows of the Company.

4.	RECEIVABLES SECURITIZATION FACILITY

     On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. (“Flexible Funding”), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the “Facility”). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At September 29, 2001 and June 30, 2001, the Company had $47 million and $30 million, respectively, of notes outstanding under the Facility, collateralized by approximately $69 million and $73 million, respectively, in trade receivables.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

5.	INTEREST RATE SWAP

     In order to manage its exposure to interest rate movements, the Company entered into an interest rate swap agreement during the first quarter of fiscal 2002 with a notional amount of $100 million. The swap was designated as a partial hedge of the Company’s portfolio of fixed rate debt and effectively converts the interest rate on a portion of the Company’s long-term senior subordinated notes from fixed to variable.

     The notional amount does not represent amounts exchanged by the parties and thus is not a measure of exposure to the Company. The amount exchanged is based on the notional amount and other terms of the swap. Under this agreement, the Company will pay interest at a variable rate equal to the six-month U.S. dollar LIBOR plus 4.98% to the counterparty. The counterparty will pay the Company interest at a fixed rate of 10.625%. The termination date of this swap agreement is August 15, 2006. The counterparty may, at its sole election, terminate the swap agreement on August 15, 2003. Interest rate differentials paid or received under this agreement are recognized over the six-month period as adjustments to interest expense. The fair value of the swap as of September 29, 2001 was approximately $2,747,000 and is included in Other assets on the accompanying Balance Sheet. The change in the fair value of the hedged debt instrument totaled approximately $2,747,000 and is included in Subordinated long-term debt on the accompanying Balance Sheet. The Company does not hold or issue interest rate swap agreements for trading purposes.

PRINTPACK, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations of Printpack, Inc. (“Printpack” or the “Company”) for the 13 weeks ended September 29, 2001 is compared to the same time period in fiscal 2001. The discussion and analysis of Printpack’s financial condition compares its condition at September 29, 2001 to June 30, 2001.

     This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “ ‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

Results of Operations

Thirteen weeks ended September 29, 2001 compared to September 23, 2000

     Net Sales.   Net sales increased $8.6 million or 3.4% to $259.8 million in the first quarter of fiscal 2002 from $251.2 million in the first quarter of fiscal 2001. The increase was primarily due to higher sales volume generated by the acquisition of the business of Independent Packaging, L.P.

     Gross Margin.   Cost of goods sold decreased $2.8 million, or 1.3%, to $209.6 million in the first quarter of fiscal 2002 from $212.4 million in first quarter of fiscal 2001. Cost of goods sold decreased to 80.7% of net sales in the first quarter of fiscal 2002 from 84.6% of net sales in the first quarter of fiscal 2001, primarily due to favorable raw material prices as well as productivity improvements in the first quarter of fiscal 2002. Gross margin, consequently, increased $11.2 million, or 28.8%, to $50.1 million in the first quarter of fiscal 2002 from $38.9 million in the first quarter of fiscal 2001.

     Operating Expenses.   Selling, administrative and research and development expenses increased $4.2 million or 20.2%, to $25.0 million in the first quarter of fiscal 2002 from $20.8 million in the first quarter of fiscal 2001. The increase is primarily a result of increases in salaries and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 9.6% in the fiscal 2002 period from 8.3% in the fiscal 2001 period.

     Operating Income.   Income from operations increased $7.0 million, or 40.9%, to $24.1 million in the first quarter of fiscal 2002 compared to $17.1 million in the first quarter of fiscal 2001. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

     Other Income and Expense.   Interest expense decreased $2.4 million, or 19.7%, to $9.8 million in the first quarter of fiscal 2002 from $12.2 million in the first quarter of fiscal 2001. The decrease in interest expense for the fiscal 2002 period as compared to the fiscal 2001 period is primarily due to lower interest rates and to a lesser extent reductions in outstanding debt.

     Employees.   At September 29, 2001, the Company had approximately 3,900 employees, of which approximately 900 at five manufacturing facilities were covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

Liquidity and Capital Resources

     Cash provided by operating activities totaled $8.2 million in the first 13 weeks of fiscal 2002 compared to $2.9 million in the corresponding period of fiscal 2001. After adding back depreciation and amortization to net income, the Company’s operations provided $24.9 million in cash in the first 13 weeks of fiscal 2002 compared to $17.4 million in the corresponding period of fiscal 2001. An additional $16.7 million was used in the first 13 weeks of fiscal 2002 as compared to $14.5 million used in the corresponding period of fiscal 2001, primarily for working capital increases. Depreciation and amortization for the first 13 weeks of fiscal 2002 were $15.1 million compared to $14.1 million for the corresponding period of fiscal 2001.

     Capital expenditures of $7.9 million in the first 13 weeks of fiscal 2002 and $6.2 million in the corresponding period of fiscal 2001 continued to be principally for new property, plant and equipment. In addition, the Company spent $17.4 million during the first quarter of fiscal 2002 to purchase the business and net assets of Independent Packaging, L.P.

     Cash provided by financing activities in the first 13 weeks of fiscal 2002 was $10.7 million as compared to cash provided by financing activities of $3.4 million in the corresponding period of fiscal 2001. The cash provided by financing activities during the fiscal 2002 period is primarily a result of the Company drawing down on its credit facilities to finance increases in working capital noted above. The Company also advanced approximately $0.1 million and $1.7 million to its parent, Printpack Holdings, Inc., during the first 13 weeks of fiscal 2002 and 2001, respectively.

     The Company entered into an interest rate swap agreement during the first quarter of fiscal 2002 with a notional amount of $100 million. The swap was designated as a partial hedge of the Company’s portfolio of fixed rate debt and effectively converts the interest rate on a portion of the Company’s long-term senior subordinated notes from fixed to variable. Total outstanding debt at September 29, 2001 of approximately $409.6 million included $96.6 million of floating rate and $313.0 million of fixed rate obligations, of which $102.7 million has effectively been converted to floating rate debt as described above.

     The Company’s primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling $43.5 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At September 29, 2001 the Company had approximately $68.6 million available for borrowings under its credit agreements.

     The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $55.0 million to $60.0 million for fiscal 2002, excluding the Independent Packaging, L.P. acquisition described above. Approximately $15.0 million is expected to be used for replacements with the balance expected to be used for productivity improvements and to meet the specific needs of the Company’s customers.

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

     The following discussion should be read in conjunction with the Notes to Unaudited Financial Statements contained herein, as well as the Notes to Financial Statements contained in the Company’s Form 10-K for the fiscal year ended June 30, 2001.

     This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “ ‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

INTEREST RATE RISK

     With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $38,178,000 (at September 29, 2001) secured senior notes to banks payable in quarterly installments of $2,442,000 in the second quarter of fiscal 2002, $1,313,124 in the third quarter of fiscal 2002, $220,000 in the fourth quarter of fiscal 2002 and continuing through the second quarter of fiscal 2004 and a final payment of $32,882,876 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable monthly; (ii) $5,364,000 (at September 29, 2001) secured notes to a bank payable in monthly installments through May 2005 with an interest rate tied to the bank’s Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at September 29, 2001, nothing was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $6,016,000 outstanding at September 29, 2001); and (v) $47,000,000 (at September 29, 2001) outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. While changes in LIBOR, the Federal Funds rate and a bank’s Base Rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations or cash flows would not be material. The carrying amounts of the Company’s variable rate long-term debt approximate their fair values.

     In order to manage its exposure to interest rate movements, the Company entered into an interest rate swap agreement during the first quarter of fiscal 2002 with a notional amount of $100 million. The swap was designated as a partial hedge of the Company’s portfolio of fixed rate debt and effectively converts the interest rate on a portion of the Company’s long-term senior subordinated notes payable from fixed to variable.

     The notional amount does not represent amounts exchanged by the parties and thus is not a measure of exposure to the Company. The amount exchanged is based on the notional amount and other terms of the swap. Under this agreement, the Company will pay interest at a variable rate equal to the six-month U.S. dollar LIBOR plus 4.98% to the counterparty. The counterparty will pay the Company interest at a fixed rate of 10.625%. The termination date of this swap agreement is August 15, 2006. The counterparty may, at its sole election, terminate the swap agreement on August 15, 2003. Interest rate differentials paid or received under this agreement are recognized over the six-month period as adjustments to interest expense. The fair value of the swap as of September 29, 2001 was approximately $2,747,000. The change in the fair value of the hedged debt instrument totaled approximately $2,747,000. The Company does not hold or issue interest rate swap agreements for trading purposes.

     At September 29, 2001, the Company’s fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Printpack Holdings, Inc. payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company’s fixed interest rate long-term debt.

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

PRINTPACK, INC.

Dated:	November 9, 2001	By:	/s/ R. Michael Hembree

R. Michael Hembree Vice President-Finance (Principal Financial Officer and a duly authorized officer)