Form 10-Q
period 2001-12-29
PRINTPACK INC
filed 2002-02-11
CIK 202930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of shares of outstanding stock (net of shares held in treasury) as of February 8, 2002:

Common stock, no par value	4,218,560

PRINTPACK, INC.
INDEX

PART I	FINANCIAL INFORMATION:

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Item 1. Financial Statements

Balance Sheets at December 29, 2001 and June 30, 2001

Statements of Operations and Comprehensive Income for the 26 weeks ended December 29, 2001 and December 23, 2000

Statements of Operations and Comprehensive Income for the 13 weeks ended December 29, 2001 and December 23, 2000

Statements of Cash Flows for the 26 weeks ended December 29, 2001 and December 23, 2000

Statement of Changes in Shareholders’ Equity for the 26 weeks ended December 29, 2001

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

ITEM 1.   FINANCIAL STATEMENTS

PRINTPACK, INC.

BALANCE SHEETS

	December 29,	June 30,
	2001	2001

	(Unaudited)
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$1,028	$7,609
Trade accounts receivable, less allowance for doubtful accounts of $668 and $769	65,584	83,034
Inventories	86,903	82,489
Prepaid expenses and other current assets	14,202	21,649
Deferred income taxes	1,856	1,782

Total current assets	169,573	196,563
Property, plant and equipment, net	299,859	297,206
Goodwill, less accumulated amortization of $31,139 and $29,223	45,030	38,846
Other assets	24,081	21,393

	$538,543	$554,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$74,368	$90,676
Accrued salaries, wages, benefits and bonuses	17,115	21,592
Current maturities of long-term debt	2,328	8,893
Current portion of capital lease obligations	1,842	512
Short-term borrowings under line of credit	1,896	825

Total current liabilities	97,549	122,498
Long-term debt	160,410	175,054
Subordinated long-term debt	212,275	210,305
Long-term capital lease obligations	2,471	1,773
Deferred income taxes	3,605	1,405
Other long-term liabilities	32,020	29,005

Total liabilities	508,330	540,040

Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 4,218,560 shares issued and outstanding	1,011	1,011
Additional paid-in capital	6,687	6,687
Retained earnings	26,299	9,888
Receivable from parent	(3,694)	(3,587)
Accumulated other comprehensive income	(90)	(31)

Total shareholders’ equity	30,213	13,968

Commitments and contingencies	—	—

	$538,543	$554,008

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	26 Weeks	26 Weeks
	Ended	Ended
	December 29,	December 23,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)

Net sales	$491,376	$495,849
Cost of goods sold	397,718	413,979

Gross margin	93,658	81,870
Selling, administrative and research and development expenses	49,462	44,043
Amortization of goodwill	1,916	1,916

Income from operations	42,280	35,911
Other (income) expense
Interest expense	19,226	23,986
Other, net	(1,774)	(660)

Income before provision for income taxes	24,828	12,585
Provision for income taxes	8,417	4,818

Net income	16,411	7,767
Other comprehensive income
Foreign currency translation adjustment (net of income tax (benefit) expense of ($20) and $261)	(39)	420

Comprehensive income	$16,372	$8,187

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	13 Weeks	13 Weeks
	Ended	Ended
	December 29,	December 23,
	2001	2000

	(Unaudited)	(Unaudited)
	(in thousands)

Net sales	$231,614	$244,602
Cost of goods sold	188,081	201,627

Gross margin	43,533	42,975
Selling, administrative and research and development expenses	24,433	23,243
Amortization of goodwill	958	958

Income from operations	18,142	18,774
Other (income) expense
Interest expense	9,415	11,796
Other, net	(1,292)	(412)

Income before provision for income taxes	10,019	7,390
Provision for income taxes	3,402	2,975

Net income	6,617	4,415
Other comprehensive income
Foreign currency translation adjustment (net of income tax expense (benefit) $276 and ($191))	538	(179)

Comprehensive income	$7,155	$4,236

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.

STATEMENTS OF CASH FLOWS

	26 Weeks Ended December 29, 2001	26 Weeks Ended December 23, 2000

	(Unaudited)	(Unaudited)
	(in thousands)

Operating activities
Net income	$16,411	$7,767
Depreciation and amortization	30,342	28,173
Other	4,242	6,473

Net cash provided by operating activities	50,995	42,413

Investing activities
Purchases of property, plant and equipment	(13,973)	(13,868)
Payment for purchase of Independent Packaging, L.P.	(17,441)	—

Net cash used in investing activities	(31,414)	(13,868)

Financing activities
Principal payments on long-term debt	(37,369)	(29,884)
Net borrowings under revolving credit facility	5,000	5,000
Net borrowings under receivable securitization facility	11,000	1,000
Net borrowings (repayments) on line of credit	1,071	(2,490)
Payments under capital lease obligations	(5,757)	—
Payment for receivable from parent	(107)	(1,690)

Net cash used in financing activities	(26,162)	(28,064)

Increase (decrease) in cash and cash equivalents	(6,581)	481
Cash and cash equivalents, beginning of period	7,609	870

Cash and cash equivalents, end of period	$1,028	$1,351

Schedule of noncash investing and financing activities
Capital lease obligations incurred related to the purchase of property, plant and equipment	$7,717	—

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Additional			Other
	Common	Paid-In	Retained	Receivable	Comprehensive	Total
	Stock	Capital	Earnings	From Parent	Income	Equity

	(in thousands)

Balance as of June 30, 2001	$1,011	$6,687	$9,888	$(3,587)	$(31)	$13,968
Net income	—	—	16,411	—	—	16,411
Receivable from parent	—	—	—	(107)	—	(107)
Foreign currency translation adjustment	—	—	—	—	(59)	(59)

Balance as of December 29, 2001	$1,011	$6,687	$26,299	$(3,694)	$(90)	$30,213

The accompanying notes are an integral part of the financial statements.

PRINTPACK, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 29, 2001

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Printpack, Inc. (“Printpack” or the “Company”) have been prepared by Company management and are presented on a basis in accordance with the accounting policies stated in the June 30, 2001 and June 24, 2000 financial statements and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of Printpack management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included in the accompanying interim financial statements. The results of operations for the 26 week and 13 week periods ended December 29, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   INVENTORIES

     Inventories are stated at the lower of cost or current market value. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and first-in, first-out (FIFO) method for international inventories.

     Inventories are summarized as follows:

	December 29,	June 30,
	2001	2001

	(Unaudited)
	(in thousands)

Raw materials	$31,955	$32,007
Work-in-process	8,837	11,030
Finished goods	70,197	64,948

	110,989	107,985
Reduction to state inventories at last-in, first-out cost (LIFO)	24,086	25,496

	$86,903	$82,489

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

     The Company has accrued liabilities for all sites, including sites in which governmental agencies have designated the Company as a PRP, where it is probable that a loss will be incurred and the minimum cost or amount of loss can be reasonably estimated. Currently, amounts accrued in the financial statements for individual sites and in the aggregate are not material. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites that could be identified in the future for cleanup, could be higher than the liability currently accrued. In the opinion of management, future losses will not materially affect the financial position, results of operations or cash flows of the Company.

4.   RECEIVABLES SECURITIZATION FACILITY

     On August 22, 1996, the Company created a wholly owned, bankruptcy remote, special purpose subsidiary, Flexible Funding Corp. (“Flexible Funding”), for the sole purpose of facilitating financing transactions for the Company. The Company contributed approximately $100,000 of trade receivables in exchange for the equity in Flexible Funding. Subsequently, Flexible Funding entered into a revolving line of credit facility with a bank (the “Facility”). The Facility allows Flexible Funding to draw a maximum of $50 million on the established line of credit through December 2003, on a revolving basis, through note agreements bearing interest at a negotiated rate. The line of credit is collateralized by 100% of the trade receivables of Flexible Funding. At December 29, 2001 and June 30, 2001, the Company had $41 million and $30 million, respectively, of notes outstanding under the Facility, collateralized by approximately $58 million and $73 million, respectively, in trade receivables.

5.   DERIVATIVE INSTRUMENTS

     The Company periodically uses foreign exchange instruments or spot purchases to hedge its known liabilities in foreign currencies and reduce the impact of foreign currency gains and losses in its financial results. The Company also periodically uses interest rate swap agreements to manage its exposure to interest rate movements. It is the Company’s policy not to enter into derivative transactions for speculative purposes. As of December 29, 2001, the Company had one such interest rate swap agreement in place. The effect of such instrument does not materially impact the Company’s financial results.

PRINTPACK, INC.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations of Printpack, Inc. (“Printpack” or the “Company”) for the 26 weeks and for the 13 weeks ended December 29, 2001 is compared to the same time period in fiscal 2001. The discussion and analysis of Printpack’s financial condition compares its condition at December 29, 2001 to June 30, 2001.

     This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “’Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

Results of Operations

Twenty-six weeks ended December 29, 2001 compared to December 23, 2000

     Net Sales. Net sales decreased $4.4 million, or 0.9%, to $491.4 million in the fiscal 2002 period from $495.8 million in the fiscal 2001 period, primarily due to lower sales volumes.

     Gross Margin. Cost of goods sold decreased $16.3 million, or 3.9%, to $397.7 million in the fiscal 2002 period from $414.0 million in the fiscal 2001 period. Cost of goods sold decreased to 80.9% of net sales in the fiscal 2002 period from 83.5% of net sales in the fiscal 2001 period, primarily due to favorable raw material prices as well as productivity improvements in the fiscal 2002 period. Gross margin, consequently, increased $11.8 million, or 14.4%, to $93.7 million in the fiscal 2002 period from $81.9 million in the fiscal 2001 period.

     Operating Expenses. Selling, administrative and research and development expenses increased $5.5 million, or 12.5%, to $49.5 million in the fiscal 2002 period from $44.0 million in the fiscal 2001 period. The increase is primarily a result of increases in salaries and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 10.1% in the fiscal 2002 period from 8.9% in the fiscal 2001 period.

     Operating Income. Income from operations increased $6.4 million, or 17.8%, to $42.3 million in the fiscal 2002 period compared to $35.9 million in the fiscal 2001 period. The increase was due to higher gross margins, partially offset by higher selling, administrative and research and development expenses as described above.

     Other Income and Expense. Interest expense decreased $4.8 million, or 20.0%, to $19.2 million in the fiscal 2002 period from $24.0 million in the fiscal 2001 period. The decrease in interest expense for the fiscal 2002 period as compared to the fiscal 2001 period is primarily due to reductions in outstanding debt and to a lesser extent lower interest rates.

     Employees. At December 29, 2001, the Company had approximately 3,900 employees, of which approximately 900 at five manufacturing facilities were covered by collective bargaining agreements. The Company considers relations with its employees to be generally good.

Thirteen weeks ended December 29, 2001 compared to December 23, 2000

     Net Sales. Net sales decreased $13.0 million, or 5.3%, to $231.6 million in the second quarter of fiscal 2002 from $244.6 million in the second quarter of fiscal 2001, primarily due to lower sales volumes.

     Gross Margin. Cost of goods sold decreased $13.5 million, or 6.7%, to $188.1 million in the second quarter of fiscal 2002 from $201.6 million in second quarter of fiscal 2001. Cost of goods sold decreased to 81.2% of net sales in the second quarter of fiscal 2002 from 82.4% of net sales in the second quarter of fiscal 2001, primarily due to favorable raw material prices as well as productivity improvements in the second quarter of fiscal 2002. Gross margin, consequently, increased $0.5 million, or 1.2%, to $43.5 million in the second quarter of fiscal 2002 from $43.0 million in the second quarter of fiscal 2001.

     Operating Expenses. Selling, administrative and research and development expenses increased $1.2 million, or 5.2%, to $24.4 million in the second quarter of fiscal 2002 from $23.2 million in the second quarter of fiscal 2001. The increase is primarily a result of increases in salaries and related costs. Selling, administrative and research and development expenses as a percentage of net sales increased to 10.5% in the second quarter of fiscal 2002 from 9.5% in the second quarter of fiscal 2001.

     Operating Income. Income from operations decreased $0.7 million, or 3.7%, to $18.1 million in the second quarter of fiscal 2002 from $18.8 million in the second quarter of fiscal 2001. The decrease was due to higher selling, administrative and research and development expenses, partially offset by higher gross margins as described above.

     Other Income and Expense. Interest expense decreased $2.4 million, or 20.3%, to $9.4 million in the second quarter of fiscal 2002 from $11.8 million in the second quarter of fiscal 2001. The decrease in interest expense for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is primarily due to reductions in outstanding debt and to a lesser extent lower interest rates.

Liquidity and Capital Resources

     Cash provided by operating activities totaled $51.0 million in the first 26 weeks of fiscal 2002 compared to $42.4 million in the corresponding period of fiscal 2001. After adding back depreciation and amortization to net income, the Company’s operations provided $46.8 million in cash in the first 26 weeks of fiscal 2002 compared to $35.9 million in the corresponding period of fiscal 2001. An additional $4.2 million was provided in the first 26 weeks of fiscal 2002, primarily from reductions in working capital, as compared to $6.5 million provided in the corresponding period of fiscal 2001, also primarily from reductions in working capital. Depreciation and amortization for the first 26 weeks of fiscal 2002 were $30.3 million compared to $28.2 million for the corresponding period of fiscal 2001.

     Capital expenditures of $14.0 million in the first 26 weeks of fiscal 2002 and $13.9 million in the corresponding period of fiscal 2001 continued to be principally for new property, plant and equipment. In addition, the Company spent $17.4 million during the first quarter of fiscal 2002 to purchase the business and net assets of Independent Packaging, L.P.

     Cash used in financing activities in the first 26 weeks of fiscal 2002 was $26.2 million as compared to cash used in financing activities of $28.1 million in the corresponding period of fiscal 2001.The cash used in financing activities during the fiscal 2002 and 2001 periods is primarily a result of the Company paying down its long-term debt, partially off-set by net borrowings under the Company’s other bank credit facilities. The Company also advanced approximately $0.1 million and $1.7 million to its parent, Printpack Holdings, Inc., during the first 26 weeks of fiscal 2002 and 2001, respectively.

     The Company entered into an interest rate swap agreement during the first quarter of fiscal 2002 with a notional amount of $100 million. The swap was designated as a partial hedge of the Company’s portfolio of fixed rate debt and effectively converts the interest rate on a portion of the Company’s long-term senior subordinated notes from fixed to variable. Total outstanding debt at December 29, 2001 of approximately $376.9 million included $64.6 million of floating rate and $312.3 million of fixed rate obligations, of which

$101.9 million has effectively been converted to floating rate debt as described above.

     The Company’s primary sources of liquidity have been cash flows from operations and borrowings under bank credit facilities. The Company has used borrowings under the bank credit facilities to meet seasonal fluctuations in working capital requirements, which generally peak during January through March when sales volumes generally are lowest. The credit facilities consist of term loans totaling $16.7 million, a $60.0 million revolving credit facility, a $10.0 million line of credit and a $50.0 million receivables securitization facility. At December 29, 2001 the Company had approximately $73.8 million available for borrowings under its credit agreements.

     The Company believes that its future primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated annual capital expenditures for the Company are expected to be approximately $55.0 million to $60.0 million for fiscal 2002, excluding the Independent Packaging, L.P. acquisition described above. Approximately $15.0 million is expected to be used for replacements of machinery and equipment, with the balance expected to be used for productivity improvements and to meet the specific needs of the Company’s customers.

     Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations, borrowings under its credit agreements, sales of accounts receivable under its receivables securitization facility and other sources of liquidity, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months. There can be no assurance, however, that the Company’s business will continue to generate cash flows from operations at or above current levels or that anticipated improvements in operations and cost savings will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion should be read in conjunction with the Notes to Unaudited Financial Statements contained herein, as well as the Notes to Financial Statements contained in the Company’s Form 10-K for the fiscal year ended June 30, 2001.

     This Item contains certain forward-looking statements that reflect the Company’s assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in such forward-looking statements as a result of certain factors set forth in this Report. Where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company’s business is included in Part I of this Report under the caption “’Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

INTEREST RATE RISK

     With respect to its credit facilities entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company is the obligor on the following variable interest rate long-term debt instruments: (i) $11,814,000 (at December 29, 2001) secured senior notes to banks payable in quarterly installments of $220,000 in the third quarter of fiscal 2002, continuing through the second quarter of fiscal 2004 and a final payment of $10,054,000 during the third quarter of fiscal 2004 (final installment due March 2004), with an interest rate tied to LIBOR and payable monthly; (ii) $4,924,000 (at December 29, 2001) secured notes to a bank payable in monthly installments through May 2005 with an interest rate tied to the bank’s Base Rate as published from time to time and payable monthly; (iii) a $60,000,000 revolving credit facility with banks due in December 2003 with an interest rate tied to LIBOR and payable quarterly (at December 29, 2001, $5,000,000 was outstanding under this facility); (iv) a $10,000,000 line of credit with an interest rate tied to the Federal Funds rate (approximately $1,896,000 outstanding at December 29, 2001); and (v) $41,000,000 (at December 29, 2001) outstanding under a $50,000,000 accounts receivable securitization facility with a bank due in December 2003, with an interest rate tied to LIBOR and payable quarterly. While changes in LIBOR, the Federal Funds rate and a bank’s Base Rate would affect the cost of these funds in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations or cash flows would not be material. The carrying amounts of the Company’s variable rate long-term debt approximate their fair values.

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

     At December 29, 2001, the Company’s fixed interest rate long-term debt instruments included: (i) $200,000,000 in 10.625% unsecured senior subordinated notes payable in August 2006 with interest payable semi-annually; (ii) $100,000,000 in 9.875% unsecured senior notes payable in August 2004 with interest payable semi-annually; and (iii) $10,305,000 in 11% unsecured subordinated notes to shareholders of Printpack Holdings, Inc. payable in an installment of $3,422,000 in May 2005 and the remaining principal payable in May 2014 with interest payable annually. There is no material market risk related to the Company’s fixed interest rate long-term debt.

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

PRINTPACK, INC.

Dated: February 8, 2002	By: /s/ R. Michael Hembree

R. Michael Hembree
Vice President-Finance
(Principal Financial Officer and a duly authorized officer)